Form 10-Q
period 2008-08-31
Pashminadepot.com, Inc
filed 2008-09-23
CIK 1437395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                 For the quarterly report ended August 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT


                       Commission file number: 333-151909


                             PASHMINADEPOT.COM, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


                     FLORIDA                              26-1703723
                     -------                              ----------
         (State or other jurisdiction of                (IRS Employer
          incorporation or organization)             Identification No.)


                 9694 Royal Palm Blvd., Coral Springs, Fl 33065
                 ----------------------------------------------
                    (Address of principal executive offices)


                                 (954) 856-5718
                                 --------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 31, 2008, the Company had 6,000,000 shares of common shares, $0.0001 par vale, issued and outstanding.

Documents incorporated by reference: None

                             PASHMINADEPOT.COM, INC.
                          (A Development Stage Company)

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheet August 31, 2008 (Unaudited) .................................    4

Statements of Operations For the Three Months Ended August 31, 2008 .......    5

Statements of Stockholders' Equity (Deficiency) as of August 31, 2008 .....    6

Statements of Cash Flows For the Three Months Ended August 31, 2008 .......    7

Notes to Consolidated Financial Statements ................................    8

Item 2.  Management Discussion and Analysis or Plan of Operation ..........    9

Item 3.  Disclosure Controls and Procedures ...............................   10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   10

Item 2.  Unregistered Sales of Equity Securities ..........................   10

Item 3.  Defaults Upon Senior Securities ..................................   10

Item 4.  Submission of Matters to a Vote of Security Holders ..............   10

Item 5.  Other Information ................................................   10

Item 6.  Exhibits and Reports On Form 8-K .................................   10

Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
and Principal Financial Officer ...........................................EX 31

Section 1350 Certification of Principal Executive Officer and Principal
Financial Officer .........................................................EX 32

                           FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and
Section 21E of the Securities Exchange Act of 1934. For example, statements regarding the Company's financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as "intend," anticipate," "believe," "estimate," "potential(ly)," "continue," "forecast," "predict," "plan," "may," "will," "could," "would," "should," "expect" or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, available cash, research results, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in
Item 1 of this Quarterly Report on Form 10-Q.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                Pashminadepot.com
                          (A Development Stage Company)

                                  Balance Sheet


                                     ASSETS
                                     ------
                                                          31-Aug
                                                           2008          31-May
                                                        (Unaudited)       2008
                                                        -----------     -------

CURRENT ASSETS
   Cash and cash equivalents .......................      $ 2,097         5,828
      Total current assets .........................        2,097         5,828
                                                          -------       -------

                                                          -------       -------
TOTAL ASSETS .......................................      $ 2,097         5,828
                                                          =======       =======


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses ...........            -             -
                                                          -------       -------

      TOTAL CURRENT LIABILITIES ....................            -             -
                                                          -------       -------


STOCKHOLDERS' EQUITY (DEFICIENCY)
   Authorized:
      10,000,000 preferred shares, $0.0001 par value
   Issued and outstanding shares:
      0 ............................................            -             -
   Authorized:
      100,000,000 common shares, $0.0001 par value
   Issued and outstanding shares:
      6,000,000 ....................................          600           600
   Additional paid-in capital ......................        5,400         5,400
   Deficit accumulated during the development stage        (3,903)         (172)
                                                          -------       -------
      Total Equity (Deficiency) ....................        2,097         5,828
                                                          -------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........      $ 2,097         2,097
                                                          =======       =======

   The accompanying notes are an integral part of these financial statements.

                                Pashminadepot.com
                          (A Development Stage Company)

                            Statements of Operations

                                                             Cumulative Results
                                                             of Operations From
                                            Three Months      November 13, 2007
                                               Ended         (Date of Inception)
                                             8/31/2008          to 8/31/2008
                                            -----------      -------------------

EXPENSES
   General & Administrative ...........           3,731         $     3,903


LOSS FOR THE PERIOD ...................     $    (3,731)        $    (3,903)
                                            -----------         -----------

PROVISION FOR INCOME TAXES ............               0                   0
                                            -----------         -----------

PER SHARE DATA:

   Basic and diliuted loss per share ..     $    (0.000)        $    (0.000)
                                            ===========         ===========

   Common shares outstanding ..........       6,000,000           6,000,000
                                            ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                                        Pashminadepot.com
                                  (A Development Stage Company)

                         Statements of Stockholders' Equity (Deficiency)
                                           Common Stock      Additional     Deficit
                                        ------------------    Paid-in     During this
                                          Shares    Amount    Capital       Period       Total
                                        ---------   ------   ----------   -----------   -------
Inception - November 13, 2007 .......           -   $    -   $        -   $        0    $     -

   Common shares issued for cash at
    $0.0005 per share on 11/13/07 ...   6,000,000      600        5,400            0      6,000

Loss for the period ended 5/31/2008 .           -        -            -         (172)      (172)
                                        ---------   ------   ----------   ----------    -------

Balance - May 31, 2008 ..............   6,000,000      600        5,400         (172)     5,828
                                        ---------   ------   ----------   ----------    -------

   Loss for the period (Unaudited)
    8/31/2008 .......................           -        -            -       (3,731)    (3,731)

                                        ---------   ------   ----------   ----------    -------
Balance - August 31, 2008 (Unaudited)   6,000,000   $  600   $    5,400   $   (3,903)   $ 2,097
                                        =========   ======   ==========   ==========    =======

           The accompanying notes are an integral part of these financial statements.

                                              - 6 -

                                      Pashminadepot.com
                                (A Development Stage Company)

                                  Statements of Cash Flows
                                                                         Cumulative Results
                                                                         of Operations From
                                                        Three Months      November 13, 2007
                                                           Ended         (Date of Inception)
                                                         8/31/2008          to 8/31/2008
                                                        -----------      -------------------
OPERATING ACTIVITIES

   Loss for the period .............................      $(3,731)            $(3,903)

   Changes in Operating Assets and Liabilities:
     (Increase) decrease in prepaid expenses .......            -                   -
     Increase (decrease) in accounts payable .......            -                   -
     Increase (decrease) in accrued liabilities ....            -                   -
     Increase in short-term note payable (leasehold)            -                   -
                                                          -------             -------
   Net cash used in operating activities ...........       (3,731)             (3,903)
                                                          -------             -------

INVESTING ACTIVITIES

   Leasehold improvements ..........................            -                   -
   Goodwill ........................................            -                   -
                                                          -------             -------
   Net cash used in financing activities ...........            -                   -
                                                          -------             -------

FINANCING ACTIVITIES

   Common stock issued for cash ....................            0               6,000
                                                          -------             -------
   Net cash provided by financing activities .......            -               6,000
                                                          -------             -------

INCREASE IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...        5,828               6,000
                                                          -------             -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .........      $ 2,097               2,097
                                                          =======             =======

Supplemental Cash Flow Disclosures:

   Cash paid for:
      Interest expense .............................      $     -             $     -
                                                          =======             =======
      Income taxes .................................      $     -             $     -
                                                          =======             =======

         The accompanying notes are an integral part of these financial statements.

                                            - 7 -

                                Pashminadepot.com
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 August 31, 2008
                                   (unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

      The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2008, and for all periods presented herein, have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2008 audited financial statements

NOTE 2 - GOING CONCERN

      The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is intending to fund its initial operations by way of issuing Founders' shares and entering into a private placement offering.

      The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
--------

Pashminadepot.com, Inc. (A Development Stage Company) was incorporated on November 13, 2007 under the laws of the State of Florida to develop a website and sell Pashmina and other accessories on that website. It has no operations and in accordance with SFAS #7 is considered to be in the development stage.

Operations
----------

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company's S-1 and amended S-1/A filed July 30, 2008. Results for interim periods may not be indicative of results for the full year.

During the first fiscal quarter 2008 the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission
(SEC). On June 30, 2008 the Company filed a Registration Form S-1 and S-1/A Amendment with the SEC. The Registration Form S-1 And S-1/A Amendment filed July 30, 2008 was deemed effective as of August 13, 2008.

Results of Operations

The Company did not generate any revenue during the quarter ended August 31, 2008.

Total expenses the three (3) months ending August 31, 2008 and were $3731 resulting in an operating loss for the period of $3731. Basic net loss per share amounting to $.0001 for the three (3) months ending August 31, 2008. The higher operating loss in this period was a result of higher fees for bookkeeping and professional accounting associated with filing of the Registration Form S-1 and S-1/A with the Securities and Exchange Commission.

General and Administrative expenses consisted primarily of office expenses and bookkeeping for the three (3) months ending August 31, 2008 and were $3731 compared to $ 0 for the same period.

Accounts payable for the period ending August 31, 2008 were 0.

Liquidity and Capital Resources
-------------------------------

The Company anticipates that its current cash and cash equivalents and cash generated from operations, if any, will not be sufficient to satisfy its liquidity requirements for at least the next twelve (12) months. The Company will require additional funds prior to such time and will seek to sell additional equity or debt securities or seek alternative sources of financing. If the Company is unable to obtain this additional financing, it may be required to reduce the scope of its planned program, which could harm its business, financial condition and operating results. In addition, the Company may require additional funds in order to accomplish a more rapid expansion. Additional funding may not be available on favorable terms, if at all.

ITEM 3.  DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of August 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2008, our disclosure controls and procedures were not effective. Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, (2) the lack of development of our IT systems and (3) the lack of hiring and development of new personnel. We attribute all of the identified weaknesses to the formative stage of our organizational development. We currently lack the personnel resources to ensure that our disclosure controls and procedures are adequate. We intend to address the procedural and control issues by adding more formalized accounting procedures.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32.1 Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PASHMINADEPOT.COM, INC.


/s/ EDWARD SANDERS
------------------
EDWARD SANDERS
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer


Dated: September 22, 2008