Form 10-Q/A
period 2008-11-30
Pashminadepot.com, Inc
filed 2009-01-27
CIK 1437395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A
                                 Amendment No. 1
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act)                       Yes [X]  No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,500,000 shares of common stock are issued and outstanding as of November 30, 2008.

                              EXPLANATORY PARAGRAPH

         This Quarterly Report on Form 10-Q/A Amendment No. 1 is being filed solely for the purpose of correcting a typographical error which appeared on the cover page of the original Quarterly Report on Form 10-Q for the period ended November 30, 2008 as filed with the Securities and Exchange Commission on January 5, 2009. Included in this Amendment are currently dated certifications which appear as Exhibits 31.1, 31.2 and 32.1 hereof.


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

                                        Dated: January 27, 2009