Form 10-Q
period 2009-02-28
Pashminadepot.com, Inc
filed 2009-03-09
CIK 1437395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,500,000 shares of common stock are issued and outstanding as of February 28, 2009.

                                TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at February 28, 2009 (unaudited) and May 31, 2008 ..   4

         Statements of Operations for the three months ended
           February 28, 2009 (unaudited) and nine months ended
           February 28, 2009 (unaudited) and cumulative results of
           operations from November 13, 2007 (Date of Inception) to
           February 28, 2009 (unaudited) ...................................   5

         Statements of Stockholders' Equity (Deficiency) as of
           February 28, 2009 (unaudited) ...................................   6

         Statements of Cash Flows for the three months ended
           February 28, 2009 (unaudited) and nine months ended
           February 28, 2009 (unaudited) and cumulative results of
           operations from November 13, 2007 (Date of Inception) to
           February 28, 2009 (unaudited) ...................................   7

         Notes to Financial Statements (unaudited) .........................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations. ..........................................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......   9

Item 4T. Controls and Procedures. ..........................................  10

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................  12

Item 1A. Risk Factors. .....................................................  12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  12

Item 3.  Defaults Upon Senior Securities. ..................................  12

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  12

Item 5.  Other Information. ................................................  12

Item 6.  Exhibits. .........................................................  12

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

                           OTHER PERTINENT INFORMATION

When used in this report, the terms the "Company," "our," and "us" refers to Pashminadepot.com, a Florida corporation.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               Pashminadepot.com,
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS
                                     ------
                                                            28-FEB
                                                             2009       31-MAY
                                                          (UNAUDITED)    2008
                                                          -----------  --------

CURRENT ASSETS
   Cash and cash equivalents ...........................   $ 16,231       5,828
      Total current assets .............................     16,231       5,828
                                                           --------    --------

                                                           --------    --------
TOTAL ASSETS ...........................................   $ 16,231       5,828
                                                           ========    ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses ...............          -           -
                                                           --------    --------

      TOTAL CURRENT LIABILITIES ........................          -           -
                                                           --------    --------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Authorized:
     10,000,000 preferred shares, $0.0001 par value
   Issued and outstanding shares:
     0
   Authorized:
     100,000,000 common shares, $0.0001 par value
   Issued and outstanding shares:
     8,500,000 .........................................        850         600
   Additional paid-in capital ..........................     30,125       5,400
   Deficit accumulated during the development stage ....    (14,744)       (172)
                                                           --------    --------
      Total Equity (Deficiency) ........................   $ 16,231       5,828
                                                           --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............   $ 16,231       2,097
                                                           ========    ========

   The accompanying notes are an integral part of these financial statements.

                                    Pashminadepot.com
                              (A Development Stage Company)
                                Statements of Operations
                                                                     CUMULATIVE RESULTS
                                                                     OF OPERATIONS FROM
                                       THREE MONTHS   NINE MONTHS    NOVEMBER 13, 2007
                                           ENDED         ENDED       (DATE OF INCEPTION)
                                        2/28/2009      2/28/2009        TO 2/28/2009
                                       ------------   -----------    -------------------
REVENUES ...........................             -              -                  -

EXPENSES
   General & Administrative ........         9.012    $    14,572        $    14,744

Loss for the Period ................   $    (9,012)   $   (14,572)       $   (14,744)
                                       -----------    -----------        -----------

Provision for Income Taxes .........             -              -                  -
                                       -----------    -----------        -----------

PER SHARE DATA:

   Basic and diliuted loss per share   $     (0.00)   $     (0.00)       $     (0.00)
                                       ===========    ===========        ===========

   Common shares outstanding .......     8,500,000      8,500,000          6,000,000
                                       ===========    ===========        ===========

       The accompanying notes are an integral part of these financial statements.

                                            5

                                         Pashminadepot.com
                                   (A Development Stage Company)
                          Statements of Stockholders' Equity (Deficiency)
                                              COMMON STOCK      ADDITIONAL    DEFICIT
                                          -------------------    PAID-IN    DURING THIS
                                            SHARES    AMOUNT     CAPITAL      PERIOD        TOTAL
                                          ---------   -------   ---------   -----------   --------
Inception - November 13, 2007 .........           -   $     -   $       -   $        0    $      -

   Common shares issued for cash
    at $0.0005 per share on 11/13/07 ..   6,000,000       600       5,400            0       6,000

Loss for the period ended 5/31/2008 ...           -         -           -         (172)       (172)
                                          ---------   -------   ---------   ----------    --------

Balance - May 31, 2008 ................   6,000,000       600       5,400         (172)      5,828
                                          ---------   -------   ---------   ----------    --------

   Common shares issued for cash
    at $0.01 per share on 11/13/08 ....   2,500,000       250      24,725            -      24,975
                                          ---------   -------   ---------   ----------    --------

   Loss for the period (Unaudited)
    2/28/09 ...........................           -         -           -      (14,572)    (14,572)
                                          ---------   -------   ---------   ----------    --------

Balance Feb 28, 2009 Unaudited ........   8,500,000       850     30, 125      (14,744)     16,231
                                          =========   =======   =========   ==========    ========

             The accompanying notes are an integral part of these financial statements.

                                                 6

                                         Pashminadepot.com
                                   (A Development Stage Company)
                                     Statements of Cash Flows
                                                         THREE       NINE      CUMULATIVE RESULTS
                                                        MONTHS      MONTHS     OF OPERATIONS FROM
                                                         ENDED       ENDED      NOVEMBER 13, 2007
                                                        28-FEB      28-FEB     (DATE OF INCEPTION)
                                                         2009        2009         TO 2/28/2009
                                                       --------    --------    -------------------
OPERATING ACTIVITIES

   Loss for the period .............................   $ (9,012)   $(14,572)        $ (14,744)

   Changes in Operating Assets and Liabilities:
     (Increase) decrease in prepaid expenses .......          -           -                 -
     Increase (decrease) in accounts payable .......          -           -                 -
     Increase (decrease) in accrued liabilities .. .          -           -                 -
     Increase in short-term note payable (leasehold)          -           -                 -
                                                       --------    --------         ---------
   Net cash used in operating activities ...........     (9,012)    (14,572)          (14,744)
                                                       --------    --------         ---------

INVESTING ACTIVITIES

   Leasehold improvements ..........................          -           -                 -
   Goodwill ........................................          -           -                 -
                                                       --------    --------         ---------
   Net cash used in financing activities ...........          -           -                 -
                                                       --------    --------         ---------

FINANCING ACTIVITIES

   Common stock issued for cash ....................          -      24,975            31,000
                                                       --------    --------         ---------
   Net cash provided by financing activities .......          -      24,975            31,000
                                                       --------    --------         ---------


INCREASE IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...     25,243       5,828             6,000
                                                       --------    --------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .........   $ 16,231    $ 16,231         $  16,231
                                                       ========    ========         =========


Supplemental Cash Flow Disclosures:

   Cash paid for:
     Interest expense ..............................   $      -    $      -
                                                       ========    ========
     Income taxes ..................................   $      -    $      -
                                                       ========    ========

            The accompanying notes are an integral part of these financial statements.

                                                 7

                                Pashminadepot.com
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                February 28, 2009
                                   (unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

      The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2009, and for all periods presented herein, have been made.

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

We have not generated any revenues to date and our activities have been limited. To date we have concentrated our efforts in trying to secure financing during this very difficult economic environment.

As of the date hereof, we have not been successful in raising the funding necessary to proceed with our business plan for our existing business.

At February 28, 2009 we had cash on hand of $16,231 which may not be sufficient to pay our operating expense for the balance of the fiscal year. The Funds will be obtained from its management or third parties. If we are unable to secure adequate capital to continue our business or complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

Results of Operations
---------------------

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company's S-1 and amended S-1/A filed July 30, 2008. Results for interim periods may not be indicative of results for the full year.

The Company did not generate any revenue during the quarter ended February 28, 2009.

Total expenses the three (3) months ending February 28, 2009 and were $9,012 resulting in an operating loss for the period of $9,012. Basic net loss per share amounting to $.0001 for the three (3) months ending February 28, 2009. The higher operating loss in the previous period was a result of higher fees including bookkeeping, professional accounting associated with filing of the 15-c211 with FINRA and other one-time fees. General and Administrative expenses consisted primarily of office expenses and bookkeeping for the three (3) months ending February 28, 2009 and were $9,012.

Accounts payable for the period ending February 28, 2009 were 0.

Liquidity and Capital Resources
-------------------------------

At February 28, 2009 we had working capital of $16,231 consisting of cash on hand of $16,231 as compared to working capital of $5,828 at May 31, 2008 which reflected our cash position.

Net cash used in operating activities for the three months ended February 28, 2009 was $9,012 as compared to $14,572 for the nine months ended February 28, 2009.

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

As of February 28, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2009.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION.

In the quarter ended February 28, 2009, the Company sold 2,500,000 shares of stock to 25 non-resident offshore investors in a private placement. This was a Regulation S offering.

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

                                        Dated: March 6, 2009