Form 10-K/A
period 2009-05-31
Pashminadepot.com, Inc
filed 2009-09-29
CIK 1437395

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Large accelerated filer                                           ☐                                                     Accelerated filer                          ☐
Non-accelerated filer                                            ☐                                                     Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒        No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $850,500 based upon $0.01 per share which was the last price at which the common equity purchased by non-affiliates was last sold, since there is no public bid or ask price.

The number of shares of the issuer’s common stock issued and outstanding as of September 28, 2009 was 85,050,000 shares.

Documents Incorporated By Reference:  None

 EXPLANATORY NOTE

WE ARE FILING THIS AMENDMENT TO OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 2009 AS A RESULT OF THE FACT THAT MOORE AND ASSOCIATES CHARTERED, OUR PREVIOUS INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, IS NO LONGER REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD.

AS A RESULT OF SUCH SITUATION, OUR CURRENT INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS HAVE CONDUCTED A RE-AUDIT OF OUR FINANCIAL STATEMENTS FOR THE YEAR ENDED MAY 31, 2009 AND FOR INCEPTION (ON NOVEMBER 13, 2007) THROUGH THE YEAR ENDED MAY 31, 2008.

FOR CONVENIENCE AND EASE OF REFERENCE, WE ARE ONLY FILING THE FINANCIAL STATEMENTS AND FOOTNOTES FOR THE YEAR ENDED MAY 31, 2009 AND THE YEAR ENDED MAY 31, 2008. ACCORDINGLY, THIS AMENDMENT TO OUR ANNUAL REPORT SHOULD BE READ IN CONJUNCTION WITH THE ANNUAL REPORT FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 22, 2009 AND WITH ALL OUR SUBSEQUENT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

Item 8.      Financial Statements.

PASHMINADEPOT.COM, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	As of	As of
	May 31 2009	May 31 2008

CURRENT ASSETS

Cash	$4,796	$5,828

Total Current Assets	4,796	5,828

TOTAL ASSETS	$4,796	$5,828

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities	$3,116	$-

Total Current Liabilities	3,116	-

STOCKHOLDERS' EQUITY (DEFICIT)

Capital Stock (Note 3)
Authorized:
10,000,000 preferred shares, $0.0001 par value
Issued and outstanding shares:
Zero
Authorized:
100,000,000 common shares, $0.0001 par value
Issued and outstanding shares:
85,000,000 (60,000,000 at May 31, 2008)	8,500	6,000
Additional paid-in capital	22,475	-
Deficit accumulated during the development stage	(29,295)	(172)

Total Stockholders' Equity (Deficit)	1,680	5,828

TOTAL LIABILITIES AND STOCKHOLDERS'	$4,796	$5,828
EQUITY (DEFICIT)

The accompanying notes are an integral part of these financial statements.

PASHMINADEPOT.COM, INC.
(A Development Stage Company)
Statements of Operations

		From	From
	For the Year	Inception on	Inception on
	Ended	November 13	November 13
	May 31 2009	2007 Through	2007 Through
		May 31 2008	May 31 2009

REVENUES	$-	$-	$-

EXPENSES

Corporate Fees	8,632		8,632
Professional Fees	20,491	172	20,663

Total Expenses	29,123	172	29,295

LOSS before Income Tax	(29,123)	(172)	(29,295)

Provision for Income Tax	-	-	-

NET LOSS	$(29,123)	$(172)	$(29,295)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0)	$(0)

AVERAGE COMMON SHARES OUTSTANDING	73,356,164	60,000,000

The accompanying notes are an integral part of these financial statements.

PASHMINADEPOT.COM, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Inception - November 13, 2007	-	$-	$-	$-	$-

Common stock issued November 13, 2007
for cash at $0.0001 per share (par value $0.0001)	60,000,000	6,000	-	-	6,000

Net (loss) from inception on November 13, 2007
to May 31, 2008	-	-	-	(172)	(172)

Balance - May 31, 2008	60,000,000	6,000	-	(172)	5,828

Common Stock issued pursuant to offering
for cash at $0.0036 per share (par value $0.0001)
on November 17, 2008	25,000,000	2,500	22,475	-	24,975

Net (loss) for the year ended from May 31, 2009	-	-	-	(29,123)	(29,123)

Balance, May 31, 2009	85,000,000	8,500	22,475	(29,295)	1,680

Retroactively Stated due to 10 to 1 Forward Split effective on March 26, 2009

The accompanying notes are an integral part of these financial statements.

PASHMINADEPOT.COM, INC.
(A Development Stage Company)
Statements of Cash Flows

		From	From
		Inception on	Inception on
	For the Year	November 13	November 13
	Ended	2007 Through	2007 Through
	May 31 2009	May 31 2008	May 31 2009

OPERATING ACTIVITIES

LOSS FOR THE PERIOD	$(29,123)	$(172)	$(29,295)

Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses
Increase (decrease) in accounts payable	2,738		2,738
Increase (decrease) in accrued liabilities	378		378
Increase in short-term note payable (leasehold)

Net Cash used in Operating Activities	(26,007)	(172)	(26,179)

INVESTING ACTIVITIES
Net cash provided by financing activities	-	-	-

FINANCING ACTIVITIES

Common stock issued for cash	24,975	6,000	30,975

Net Cash Provided by Financing Activities	24,975	6,000	30,975

Increase in Cash and Cash Equivalents	(1,032)	5,828	4,796

CASH AT BEGINNING OF PERIOD	5,828	-	-

CASH AT END OF PERIOD	$4,796	$5,828	$4,796

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

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

The Company’s activities to date have been supported by equity financing.  It has sustained losses in all previous reporting periods with an accumulated deficit of $29,295 as of May 31, 2009.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Note 3 – Significant Accounting Policies

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Financial Instrument

The Company's financial instrument consists of amount due to stockholder.

The amount due to stockholder is non interest-bearing.  It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

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

Common Shares - Authorized

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
Details for the last three years follow:

Year Ended	May 31, 2009

Deferred Tax Asset	0.00
Valuation Allowance	0.00
Current Taxes Payable	0.00

Income Tax Expense	$0.00

The Company has filed no income tax returns since inception.

The company has non-capital losses of $29,295.

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

Note 8 - Concentrations of Risks

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

June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

PashminaDepot.com, Inc.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2009

Note 9 – Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing  guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

PashminaDepot.com, Inc.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2009

Note 9 – Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

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

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

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

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit	Description

3.1	Certificate of Incorporation of Registrant (filed as Exhibit 3.1 to Registration Statement, filed with the Securities and Exchange Commission on July 30, 2008, file no. 333-151909)

3.2	By-Laws of Registrant (filed as Exhibit 3.2 to Registration Statement, filed with the Securities and Exchange Commission on July 30, 2008, file no. 333-151909)

4.1	Form of Stock Certificate (filed as Exhibit 4.1 to Registration Statement, filed with the Securities and Exchange Commission on July 30, 2008, file no. 333-151909)

10.1	Subscription Agreement (filed as Exhibit 99.1 to Registration Statement, filed with the Securities and Exchange Commission on July 30, 2008, file no. 333-151909)

23.1	Consent of Seale and Beers, CPAs (filed herewith).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith).

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASHMINADEPOT.COM, INC.

Date: September 28, 2009	By:	/s/ Edward Sanders
Name: Edward Sanders
Title: President, Chairman, and Director (Principal Executive, Financial, and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 28, 2009	By:	/s/ Edward Sanders
Name: Edward Sanders
Title: President and Director (Principal Executive, Financial and Accounting Officer)