Form 10-Q
period 2009-08-31
Pashminadepot.com, Inc
filed 2009-10-13
CIK 1437395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2009

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:000-53670

PASHMINADEPOT.COM, INC.
(Exact name of small business issuer as specified in its charter)

Florida	26-1703723
(State of incorporation

9694 Royal Palm Blvd., Coral Springs, Fl 33065
(Address of principal executive offices)

(954) 856-5718
(Issuer's telephone number)

________________________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of October 9, 2009, 85,050,000 shares of common stock were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.      Financial Statements.

PASHMINADEPOT.COM
(A Development Stage Company)
Balance Sheets

ASSETS
	31-Aug
	2009	31-May
	(Unaudited)	2009

CURRENT ASSETS
Cash and cash equivalents	$3,236	4,796
Total current assets	3,236	4,796

TOTAL ASSETS	$3,236	4,796

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES

Accounts payable and accrued expenses	9,113	3,116
Note payable - Non related party	17,000	-

Total Current Liabilities	26,113	3,116

TOTAL LIABILITIES	26,113	3,116

STOCKHOLDERS' EQUITY (DEFICIENCY)
Authorized:
10,000,000 preferred shares, $0.0001 par value
Issued and outstanding shares:
0
Authorized:
100,000,000 common shares, $0.0001 par value
Issued and outstanding shares:
85,050,000 at 08/31/09 and 85,000,000 at 05/31/09	8,505	8,500
Additional paid-in capital	22,520	22,475
Deficit accumulated during the development stage	(53,902)	(29,295)
Total Equity (Deficiency)	$(22,877)	1,680

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,236	4,796

The accompanying notes are an integral part of these financial statements.

PASHMINADEPOT.COM
(A Development Stage Company)
Statement of Operations

			Cumulative results
			of operations from
	Three Months	Three Months	November 13, 2007
	Ended	Ended	(Date of Inception)
	8/31/2009	8/31/2008	to 08/31/2009

REVENUES			-

EXPENSES
General & Administrative	24,500	$3,731	$53,795

TOTAL EXPENSES	24,500	3,731	53,795

Interest Expense	107	0	107

Provision for Income Taxes	-	-	-

Net (loss) for the Period	$(24,607)	$(3,731)	$(53,902)

PER SHARE DATA:

Basic and diliuted loss per share	$(0.00)	(0.00)

Average Common shares outstanding	85,015,761	60,000,000

The accompanying notes are an integral part of these financial statements.

PASHMINADEPOT.COM
(A Development Stage Company)
Statement of StockHolders' Equity (Defecit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Inception - November 13, 2007	-	$-	$-	$-	$-

Common stock issued November 13, 2007
for cash at $0.0001 per share (par value $0.0001)	60,000,000	6,000	-	-	6,000

Net (loss) from inception on November 13, 2007
to May 31, 2008	-	-	-	(172)	(172)

Balance - May 31, 2008	60,000,000	6,000	-	(172)	5,828

Common Stock issued pursuant to offering
for cash at $0.0036 per share (par value $0.0001)
on November 17, 2008	25,000,000	2,500	22,475	-	24,975

Net (loss) for the year ended from May 31, 2009	-	-	-	(29,123)	(29,123)

Balance, May 31, 2009 (audited)	85,000,000	8,500	22,475	(29,295)	1,680

Common Stock issued pursuant to offering
for cash at $0.001 per share (par value $0.0001)	50,000	5	45		50
on August 3, 2009

Net (loss) for the period ended August 31, 2009				(24,607)	(24,607)

Balance August 31, 2009	85,050,000	8,505	22,520	(53,902)	(22,877)

The accompanying notes are an integral part of these financial statements.

PASHMINADEPOT.COM
(A Development Stage Company)
Statement of Cash Flows

			Cumulative results
			of operations from
	Three Months	Three Months	November 13, 2007
	Ended	Ended	(Date of Inception)
	31-Aug	31-Aug	31-Aug
	2009	2008	2009

OPERATING ACTIVITIES

Loss for the period	$(24,607)	$(3,731)	(53,902)

Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses
Increase (decrease) in accounts payable	4,497		7,613
Increase (decrease) in accrued liabilities	1,500		1,500
Increase in short-term note payable (leasehold)
Net cash used in operating activities	(18,610)	(3,731)	(44,789)

INVESTING ACTIVITIES

Leasehold improvements
Goodwill
Net cash used in Investing Activities

FINANCING ACTIVITIES
Proceeds from Borrowings	17,000		17,000
Common stock issued for cash	50		31,025
Net cash provided by financing activities	17,050	0	48,025

INCREASE IN CASH AND CASH EQUIVALENTS	(1,560)	(3,731)	3,236

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,796	5,828	0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,236	$2,097	3,236

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

PASHMINADEPOT.COM
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Organization and Basis of Presentation

Pashminadepot.com, Inc. (“the Company”) was incorporated on November 13, 2007 under the laws of the State of Florida. The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7.   The Company intended to focus on the business of developing a website to sell pashmina and other accessories.  The Company has since abandoned its business plan and sought an operation with which to merge or acquire. On September 10, 2009, the Company entered into a Stock Purchase Agreement, with the shareholders of SwissInso S.A.(SwissInso), pursuant to which, SwissInso will become a wholly owned subsidiary of the Company.

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred net losses of $24,607 for the three months ended August 31, 2009, and a net loss of $53,902 for the period November 13, 2007 (inception) to August 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  There can be no assurances that the Company will be able to raise the sufficient funds it requires.

The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 -  Common Stock

The Company has 100,000,000 common shares authorized at a par value of $0.0001 per share.

On November 13, 2007, the Company issued 60,000,000 common shares to our sole officer and director for a total consideration of $6,000.

On November 17, 2008, in the company issued 25,000,000 common shares for total proceeds of $2,500.

On August 11, 2009, the Company issued 50,000 common shares to Rev Solutions, LLC in consideration for the purchase price of $50.

As of August 31, 2009 the Company had 85,050,000 common shares issued and outstanding.

As at August 31, 2009 the Company had no warrants or options outstanding.

NOTE 3 - Preferred Stock

The Company’s Board of Directors may, without further action by the Company’s stockholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of preferred stock in series and at the time of issuance, determine the rights, preferences and limitations of each series.  The holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the common stock.  Furthermore, the board of directors could issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of the common stock.

Note 4 -  Note Payable

On August 7, 2009, the Company issued a promissory note to an independent third party in exchange for $17,000. The note bears interest at 9% per annum. The note is due on demand.

NOTE 5 - Related Party Transactions

As at August 31, 2009 there is a balance owing to a stockholder of the Company in the amount of $0.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6 - Subsequent Events

On September 10, 2009, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with SwissINSO SA, a Swiss corporation with a registered office in Lausanne, Switzerland (“SwissINSO”), and its shareholders, pursuant to which the Company will purchase all of the shares of SwissINSO (the “Shares”). Upon the consummation of such acquisition, SwissINSO will become a wholly-owned subsidiary of the Company. The purchase price for the Shares is 50,000,000 shares of the Company’s common stock.  The Company will also issue an additional 5,000,000 shares of its common stock to SwissINSO’s principal shareholder, Michel Gruering, upon conversion of his existing shareholder loan to SwissINSO. Upon closing of the Stock Purchase Agreement, the Company will cancel 59,950,000 shares of the common stock of the Company currently held by Albury Investments Limited.

On September 10, 2009 and September 21, 2009, the Company entered into Note Purchase Agreements (the “Note Purchase Agreements”) with overseas accredited investors (the “Investors”), pursuant to which the Investors purchased an aggregate of $750,000 of the Company’s 9% Promissory Notes (the “Notes”). The Notes, which bear interest at the rate of 9% per annum, are due within the earlier of 120 days or when the Company or SwissINSO consummates a sale of securities in the amount of at least $5,000,000. The Company can require the Investors to convert the Notes into the securities to be issued by the Company in such financing.

On September 10, 2009 and September 21, 2009, the Company lent SwissINSO an aggregate of $750,000; said funds were obtained by the Company as described above. The interest-free loan is secured by all the assets of SwissINSO and is due within the earlier of 120 days or when SwissINSO or the Company consummates a sale of securities in the amount of at least $5,000,000.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to the “Pashminadepot,” Company,” “we,” “our” or “us” refer to Pashminadepot.com, Inc., unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Business Overview

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

Due to the state of the economy, the Company has conducted virtually no business other than organizational matters, filing its Registration Statement and filings of periodic reports with the SEC. The Company has since abandoned its business plan and sought an operating company with which to merge or to acquire.

On September 10, 2009, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with SwissINSO SA, a Swiss corporation with a registered office in Lausanne, Switzerland (“SwissINSO”), and its shareholders, Michel Gruering, Yves Ducommun, Jean-Bernard Wurm, Muttiah Yogananthan, Manuel de Souza, Antoine Eigenmann, Ergoma SA, SICG SA and Albert Krauer, pursuant to which the Company will purchase all of the shares of SwissINSO (the “Shares”). Upon the consummation of such acquisition, SwissINSO will become a wholly-owned subsidiary of the Company. The purchase price for the Shares is 50,000,000 shares of the Company’s common stock.  The Company will also issue an additional 5,000,000 shares of its common stock to SwissINSO’s principal shareholder, Michel Gruering, upon conversion of his existing shareholder loan to SwissINSO.

In accordance with the terms of the Stock Purchase Agreement, until the earlier of the closing of the acquisition or the termination of the Stock Purchase Agreement in accordance with its terms, neither SwissINSO, its shareholders nor its or their respective officers, managers, directors, employees, agents, representatives and affiliates shall, directly or indirectly, make, solicit, initiate or encourage submission of proposals or offers from any persons relating to SwissINSO or the Shares.

The transactions contemplated in the Stock Purchase Agreement will be consummated when all of the conditions and obligations of the parties as set forth therein are satisfied or waived, including but not limited to the cancellation of 59,950,000 shares of the common stock of the Company currently held by Albury Investments Limited and receipt of audited financial statements of SwissINSO as required by the rules and regulations of the Securities and Exchange Commission.

On October 9, 2009, the Company  mailed to its shareholders an Information Statement under the Exchange Act relating to the reincorporation of the Registrant in the State of Delaware and the change of the Registrant’s corporate name to SwissINSO Holding Inc.

On September 10, 2009 and September 21, 2009, the Company lent SwissINSO an aggregate of $750,000; said funds were obtained by the Company as described below. SwissINSO intends to use such funds for working capital purposes and not for the satisfaction of any portion of any debt or to pay back salaries or wages, other than an aggregate of $75,000 which can be used for back salaries or wages. The interest-free loan is secured by all the assets of SwissINSO and is due within the earlier of 120 days or when SwissINSO or the Registrant consummates a sale of securities in the amount of at least $5,000,000.

On September 10, 2009 and September 21, 2009, the Company entered into Note Purchase Agreements (the “Note Purchase Agreements”) with overseas accredited investors (the “Investors”), pursuant to which the Investors purchased an aggregate of $750,000 of the Company’s 9% Promissory Notes (the “Notes”). The Notes, which bear interest at the rate of 9% per annum, are due within the earlier of 120 days or when the Company or SwissINSO consummates a sale of securities in the amount of at least $5,000,000. The Company can require the Investor to convert the Note into the securities to be issued by the Company in such financing.  The proceeds of the Note purchase were lent to SwissINSO as discussed above.

The address of our principal executive office is c/o Edward Sanders, 9694 Royal Palm Blvd., Coral Springs, Florida 33065. Our telephone number is (954) 856-5718. We do not have a functioning website at this time but we have reserved the domain name http://www.pashminadepot.com.

Employees

We have no full time employees at this time. All functions, including development, strategy, negotiations and clerical are currently being provided on a voluntary basis by our sole executive officer.

Plan of Operation

During the next 12 months, the Company will focus on developing the business of SwissINSO. We estimate that within the next 12 months we will need to raise approximately $12,000,000 in order to effectuate our business plan.

Results of Operations For the three months ended August 31, 2009 compared to the three months ended August 31, 2008

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on July 22, 2009, as amended. Results for interim periods may not be indicative of results for the full year.

Revenues

The Company is in its development stage and did not generate any revenues for the three months ended August 31, 2009 and 2008.

Total operating expenses

During the three (3) months ended August 31, 2009 and 2008, total operating expenses were $24,500 and $3,731, respectively. The general and administrative expenses were primarily the result of fees for bookkeeping and professional accounting associated with fulfilling the Company’s SEC reporting requirements.

Net loss

During the three months ended August 31, 2009 and 2008, the net loss was $24,607 and $3,731, respectively.

Liquidity and Capital Resources

As of August 31, 2009 and May 31, 2009, the Company had cash in the amount of $3,236 and $4,796. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Cash provided by financing activities for the three months ended August 31, 2009 totaled $17,000 resulting from the funding from the issuance of a Promissory note to an independent third party in exchange for $17,000. The note bears interest at 9% per annum and is payable on demand.

The Company had no revenues and incurred net losses of $24,607 for the three months ended August 31, 2009, and a net loss of $53,902 for the period November 13, 2007 (inception) to August 31, 2009.

The Company expects significant capital expenditures during the next 12 months, contingent upon raising capital.  We anticipate that we will need $12,000,000 for operations for the next 12 months. These anticipated expenditures are for manufacturing, research & development, marketing, sales channel development, general and administrative expenses and debt financing.

The Company presently does not have any available credit, bank financing or other external sources of liquidity. The Company will need to obtain additional capital in order to develop its business operations and become profitable. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be successful in obtaining additional funding.

The Company will need additional investments in order to commence its planned operations. Additional investments are being sought, but the Company cannot guarantee that it will be able to obtain such investments.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of the Company’s common stock and a downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if the Company is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, or experience unexpected cash requirements that would force it to seek alternative financing. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of the Company’s common stock. If additional financing is not available or is not available on acceptable terms, the Company may not be able to develop its planned business activities.

Going Concern Consideration

The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  The Company is intending to fund its operations by way of issuing shares and entering into a private placement offering.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended August 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of our limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of August 31, 2009.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended August 31, 2009 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended August 31, 2009 are fairly stated, in all material respects, in accordance with US GAAP.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended August 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.      Legal Proceedings.

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

Item 1A.   Risk Factors

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 1A

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On August 11, 2009, the Company issued 50,000 shares of its common stock to Rev Solutions, LLC in consideration for the purchase price of $50. The shares were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

Use of Proceeds

None

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the three months ended August 31, 2009. However, on September 21, 2009, the Company received a written consent in lieu of a meeting of stockholders (the “Written Consent”) from the holder of 60,000,000 (representing 71%) of the issued and outstanding shares of our Common Stock.  The Written Consent adopted resolutions which authorized the Company to (a) act on a proposal to change the Company’s state of incorporation from Florida to Delaware by the merger of Pashminadepot with and into its wholly-owned subsidiary, SwissINSO Holding Inc., a Delaware corporation and (b) change the name of the Company from “Pashminadepot.com, Inc.” to “SwissINSO Holding Inc.”

Item 5.      Other Information.

None

Item 6.      Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Edward Sanders, the President, Chief Executive Officer, Treasurer, Secretary and Director (attached hereto)

32.1	Section 1350 Certification of Edward Sanders, the President, Chief Executive Officer, Treasurer, Secretary and Director(attached hereto)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PASHMINADEPOT.COM, INC.

Dated: October 12, 2009	By:	/s/ Edward Sanders
Name: Edward Sanders
Title: President, Chief Executive Officer, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)