Form 10-K
period 2009-12-31
SWISSINSO HOLDING INC.
filed 2010-04-15
CIK 1437395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission File Number: 333-151909

SWISSINSO HOLDING INC.
(Exact Name of Registrant as Specified In its Charter)

Delaware	26-1703723
(State or Other Jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification Number)
590 MADISON AVENUE, 21ST FLOOR
NEW YORK, NEW YORK 10022
(Address of principal executive offices)

Registrant’s telephone number, including area Code  (212) 521-4017

Securities registered Under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered Under Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	OTCBB
___________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     ☐        Accelerated filer    ☐         Non-accelerated filer     ☐        Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      ☐       No     ☒

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates (35,900,000 shares) was approximately $51,696,000, based on the last sale price of $1.44 for such common equity on March 31, 2010.

As of March 31, 2010, there were outstanding 77,497,145 shares of the issuer’s Common Stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking information.  Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management and other such matters of the Company.  The Private  Securities  Litigation  Reform Act of 1995 provides a “safe harbor” for forward-looking  information to encourage companies to provide prospective  information about themselves  without fear of litigation so long as that  information  is identified as forward-looking  and  is  accompanied  by meaningful cautionary statements  identifying important factors that could cause actual results to differ  materially  from those  projected in the  information. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by us. You can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated  by  reference in this Annual Report on Form 10-K.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

We have based the forward-looking statements relating to our operations on management's current expectations, estimates, and projections about us and the industry in which we operate.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict.  In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate.  Accordingly, our actual results may differ materially from those contemplated by these forward-looking statements.  Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

SWISSINSO HOLDING INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

INDEX

Page
PART I		- 1 -
Item 1.	Business	- 1 -
Item 1A.	Risk Factors	- 4 -
Item 1B.	Unresolved Staff Comments	- 4 -
Item 2.	Properties	- 4 -
Item 3.	Legal Proceedings	- 4 -
PART II		- 4 -
Item 4.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	- 4 -
Item 5.	Selected Financial Data	- 5 -
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	- 5 -
Item 6A.	Quantitative and Qualitative Disclosures About Market Risk	- 6 -
Item 7.	Financial Statements and Supplementary Data	- 6 -
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	- 6 -
Item 8A(T).	Controls and Procedures	- 7 -
Item 8B.	Other Information.	- 8 -
PART III		- 8 -
Item 9.	Directors, Executive Officers, and Corporate Governance of the Registrant	- 8 -
Item 10.	Executive Compensation	- 10 -
Item 11.	Security Ownership of Certain Beneficial Owners And Management and Related Stockholder Matters	- 11 -
Item 12.	Certain Relationships and Related Transactions	- 12 -
Item 13.	Principal Accountant Fees and Services	- 13 -
Item 14.	Exhibits and Financial Statement Schedules.	- 13 -

i

PART I

ITEM 1. BUSINESS

Corporate Background

We were organized as a corporation in the state of Florida on November 13, 2007 under the name “Pashminadepot.com, Inc.”  Until May 31, 2009, we were focused on the business of developing a website to sell pashmina and other accessories.  Due to the state of the economy, we conducted virtually no business other than organizational matters, filing our registration statement and filing periodic reports with the SEC.  We abandoned this business plan and sought an operating company with which to merge or to acquire.

On September 10, 2009, we entered into a Stock Purchase Agreement with SwissINSO SA, a Swiss company (“SwissINSO”), and its shareholders pursuant to which we agreed to purchase all of the shares of SwissINSO.  The transaction was consummated on October 19, 2009, and SwissINSO became a wholly-owned subsidiary of the Registrant and the shareholders of SwissINSO received in exchange for their shares an aggregate of 50,000,000 shares of the Registrant’s common stock, or 65.62% of the then issued and outstanding share capital of the Registrant.  At the same time, the Registrant issued 1,097,145 shares of its common stock to the principal shareholder of SwissINSO, Michel Gruering, upon conversion of his existing shareholder loan to SwissINSO SA.  Reference is hereby made to the Current Reports on Form 8-K filed with the SEC on September 15, 2009 and October 22, 2009 for further information regarding the acquisition of SwissINSO.

On October 28, 2009, we changed our state of incorporation from Florida to Delaware by the merger of Pashminadepot.com, Inc. with and into our wholly-owned subsidiary, SwissINSO Holding Inc., a Delaware corporation, which we had formed for such purpose.  In connection with such merger, our company’s name changed  from “Pashminadepot.com, Inc.” to “SwissINSO Holding Inc.”  Each issued share of the common stock of Pashminadepot.com, Inc. from and after the effective time of such merger was converted into one share of the common stock of SwissINSO Holding Inc.  Reference is hereby made to the definitive Information Statement on Schedule 14C filed with the SEC on October 7, 2009 for further information regarding the change in our state of incorporation and company name.

Prior to the acquisition of SwissINSO, we were in the development stage and had no revenues or business operations.   Following the acquisition of SwissINSO, the Registrant’s business became exclusively the business of SwissINSO described below.

Business of SwissINSO

General

SwissINSO was incorporated in Switzerland on May 30, 2006.  SwissINSO utilizes its intellectual property assets to provide environmentally friendly, innovative solar energy solutions and related technology to meet growing global needs. SwissINSO’s goal is to become a world leader in turn-key solutions using renewable energy for the purification and desalination of water and the air cooling and heating of buildings.

SwissINSO’s product strategy is to provide complete solutions to the marketplace that drive key customer value immediately, are sustainable and contribute to global energy saving.  Critical to this strategy is how SwissINSO’s proprietary embedded technologies provide clear competitive advantage while offering efficient “green” solutions.

Since its inception, SwissINSO has devoted substantially all of its efforts to planning, raising capital, research and development, determining market needs, obtaining the rights to the technologies to be used in its business, developing markets for its products and identifying sources for the manufacture of its products.  SwissINSO has not generated any revenues in 2009.

Principal Markets

SwissINSO’s principal markets and industries are water purification and thermal control of buildings.

On water purification, SwissINSO focuses its activities on the huge and growing demand for an affordable, localized and continuous supply of clean water in large parts of the world experiencing supply shortage and energy supply restrictions or difficulties.  The end-user applications include solar-powered high purity water production for household needs and water supply after natural disasters, such as floods, droughts, earthquakes and hurricanes, particularly when coupled with power breakdowns, and strategic intervention in the case of critical water supply being disrupted by acts of war.

SwissINSO’s high efficiency solar-powered air cooling/heating system is aimed at the construction industry’s continued efforts to find increasingly cost-effective alternative renewable energy and architecturally innovative design solutions for cooling/heating of large industrial, public and commercial office sites.  Solar energy applications have thus far been used primarily as a complement to grid-supplied electricity, as their use has been mostly limited to roof applications due to their unaesthetic look..  SwissINSO’s system can be mounted on the building facades and even enhances the visual quality of the curtain wall.

Principal Products

SwissINSO will focus on the manufacture and sale of two products: a self-contained solar-powered water purification and bottling unit using a patented low energy membrane filtration system and unique, proprietary colored cladding solar thermal panels to provide an environmentally-friendly air conditioning or heating solution for buildings.

Water Purification

To address the global shortage of clean, healthy drinking water, SwissINSO has developed a self-contained mobile water purification and bottling unit using a proprietary membrane filtration system, powered by highly efficient photovoltaic solar panels and hosted in standard-sized transportable containers.  Each unit will be energy self-sufficient with minimal operational and maintenance costs.  SwissINSO believes that this product represents the first truly “green” solution to drinking water shortages, as it is autonomous, decentralized and sustainable and because each unit is capable of converting brackish, sea or spoiled surface water into 50,000 to 200,000 liters of high quality drinking water each day.  Purification by reverse osmosis removes all suspended solids, turbidity, viruses, bacteria and most organic compounds.  The purified water is flowing into an atmospheric tank or feeding a bottling line.  The pumps and compressors are powered through an array of photovoltaic panels.  SwissINSO’s target market for this product includes NGO’s, governmental agencies, local communities, local water suppliers, water bottlers and beverage bottlers in the Middle East, Africa, Australia, Asia, Latin America and Southern Europe.

Air Cooling and Heating

Utilizing a proprietary nanotechnology coating process technology, SwissINSO has developed novel colored opaque thermal solar panels that provide an energy and cost-effective air cooling or heating solution for the building industry.  SwissINSO’s system combines water circulation solar collectors to generate thermal energy with adsorption coolers to transform the generated hot water into cold air to refresh the building.  The system uses solar technology colored glazed cladding panels to capture solar radiation and convert it to heat.  The panels, which are opaque to the human eye but transparent to sunlight, form a full or partial solar envelope around a building to maximize the heat capturing capability of the facades.  Water circulating within the panels is heated and then feeds the heating system of the building or is converted into cold water in an adsorption chiller which then cools the air flowing around it and then circulates it through the building’s ventilation system.  The system is a totally “green” solution as it is self-powered with solar energy, eliminates the need for grid-powered HVAC installations, meets 100% of a building’s thermal control needs with solar power, is sustainable and does not emit carbon dioxide.  SwissINSO’s target market for this product includes architects, property developers, building contractors and curtain wall manufacturers worldwide.

Intellectual Property

SwissINSO has entered into exclusive technology transfer and license agreements for what we believe are breakthrough technologies that will serve as the core of our business and that we believe will provide high value to customers and also carry significant barriers to entry.  These licenses bring a breadth of fully-developed, proven technologies to SwissINSO, thereby minimizing development time, costs and risks. SwissINSO’s technologies include a novel reverse osmosis filtration technology from Membran-Filtrations-Technik GmbH (“MFT”) whose low energy consumption now permits us to power the whole process by solar energy without extensive photovoltaic panels array and a new technology of high-transmission colored solar glass coating from Ecole Polytechnique Federale de Lausanne (“EPFL”).

EPFL Agreement

Pursuant to a Technology Transfer and Research Agreement with EPFL signed on December 12, 2008, EPFL will transfer the scientific and technical knowledge with respect to the technology of color glazing by magnetron sputtering for solar thermal collectors in order for SwissINSO to further develop and commercially exploit this technology.  The EPFL agreement also provides for EPFL to perform certain research work with regard to this technology for the benefit of SwissINSO.  Pursuant to the EPFL agreement, SwissINSO agreed to make payments to EPFL aggregating CHF 920,000 during the four year term of the agreement.  An initial payment of CHF 322,800 was made to EPFL on September 14, 2009.

MFT Agreement

On August 10, 2009, SwissINSO entered into a Technical Cooperation Agreement with MFT.  Pursuant to this agreement, MFT granted to SwissINSO the exclusive right to manufacture, use and sell the MFT-designed assembly of Microfiltration, Ultrafiltration, Nanofiltration and Reverse Osmosis equipment for treating water with membrane technology (collectively, the “Membrane Products”) using the Industrial Rights and Technical Information (as such terms are defined in the agreement) furnished by MFT.  The agreement also contemplates MFT providing technical assistance and consultancy and other services as requested by SwissINSO.  Pursuant to the agreement, SwissINSO agreed to make an initial payment to MFT of EURO 250,000 and royalty payments to MFT of 3% of the net selling price of the Membrane Products (with a minimum annual royalty of EURO 30,000) during the five (5) year term of the agreement.  The initial payment of EURO 250,000 was made to MFT on December 23, 2009.

For all the terms of the EPFL agreement and the MFT agreement, reference is hereby made to such agreements annexed to the Current Report on Form 8-K filed with the SEC on October 22, 2009 as Exhibits 10.10 and 10.11.  All statements made herein concerning such agreements are qualified by reference to said exhibits.

Competition

A significant and increasing number of companies have entered the sustainable resource market universe in the recent past.  Solar energy supply, as a replacement for unsustainable fossil fuel resources, forms one aspect of this global enterprise.  Water purification is another aspect but aims, via new technologies, to increase availability of an abundant natural resource to meet critical global socio-economic development needs.  The industry is, however, in its infancy, and projected future global demand is very large and growing.  The key to success in this growing and evolving market is essentially a company’s technological advantage over its competitors and its ability rapidly to capitalize on market opportunities and sustain this advantage over time.  In the water purification and thermal control of buildings sectors in which SwissINSO will operate, the solutions being marketed are very diverse and, at present, address mostly broad-based application needs geared to mega-market dynamics (e.g., general electrical energy supply and mega-desalination facilities).  Most of the companies involved in such broad-based application needs have significantly greater financial and other resources with which SwissINSO cannot compete.  As a result, SwissINSO has strategically elected to apply its proprietary technologies, which it believes are four to five years ahead of its competitors, to benefit very specific and more targeted end-user requirements - the “grid-independent” delivery of 100% of a glass building’s air cooling/heating energy needs and a conventional energy-free solution to powering a best-in-class mobile water purification system - in two self-defined niche markets where SwissINSO can make a significant and immediate impact.

Employees

SwissINSO currently has two (2) full-time employees and anticipates increasing its headcount during the next twelve (12) months to approximately twenty-eight (28), of which sixteen (16) will be production-related with the balance having commercial, financial and administrative responsibilities.

Significant Subsidiaries

As of December 31, 2009, our sole subsidiary was SwissINSO.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC.  You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.  Our SEC filings are also available to the public from the SEC's Website at www.sec.gov.

We make available free of charge our annual, quarterly and current reports, proxy statements and other information upon request. To request such materials, please contact Clive D. Harbutt, our interim Chief Financial Officer, at 590 Madison Avenue, 21st Floor, New York, New York 10022, or call (212) 521-4017.

ITEM 1A.	RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other properties.  The Registrant’s executive offices are located at 590 Madison Avenue, 21st Floor, New York, New York 10022, and SwissINSO’s executive offices are located at World Trade Center, Avenue de Gratta-Paille 1, CH-1018 Lausanne, Switzerland, and its telephone number is 011-41-22-310-8608.  We believe our properties are adequate for our current needs and will be sufficient to serve the needs of our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

None.

PART II

ITEM 4. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of Common Stock are publicly traded on the OTC Bulletin Board under the symbol “SWHN.OB”.  Until October 19, 2009, there was no trading in our Common Stock and no bid or ask prices quoted.  During the period from October 19, 2009 until December 31, 2009, the high sales price for our Common Stock was $2.17 and the low sales price for our Common Stock was $1.45.

Record Holders

As of March 31, 2010, there were 77,497,145 shares of common stock issued and outstanding, held by approximately 32 holders of record as indicated on the records of our transfer agent.

Dividends

We have not declared or paid dividends on our capital stock to date and do not intend to pay dividends on our common stock in the foreseeable future.  The payment of dividends in the future will be contingent upon our revenues, earnings, capital requirements and general financial condition.  The payment of dividends is entirely within the discretion of our Board of Directors, and it is the present intention of the Board of Directors to retain all earnings for future investment and use in our business operations.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 5. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.  This discussion contains forward-looking statements, as discussed above.  Please see the section entitled “Forward-Looking Statements” for a discussion of the assumptions associated with these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations are based on the audited financial statements as of December 31, 2009 and 2008, all of which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations - Year ended December 31, 2009 compared to year ended December 31, 2008

We are in the development stage and did not generate any revenues for the fiscal year ended December 31, 2009 or 2008.  During the fiscal year ended December 31, 2009, we incurred $1,032,215 of general and administrative expenses and $649,855 of research and development expenses as we began to develop the business of SwissINSO that was acquired on October 19, 2009.  In addition, we incurred $24,994 in interest charges related to $750,000 of bridge loans received in September 2009.  In comparison, during the fiscal year ended December 31, 2008, we incurred $117,755 of general and administrative expenses consisting of travel and administrative expenses and a nominal amount of interest charges.  Our net loss before foreign currency translation adjustments during the fiscal year ended December 31, 2009 was $4,532,266, including a non-cash charge of $2,830,400, representing the fair value for accounting purposes of the warrants issued in connection with the sale in December 2009 of $1,450,000 of our convertible notes and warrants in a private placement, as compared with $118,788 for the fiscal year ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2009, we had a working capital deficit of $418,585 as compared with a working capital deficit at December 31, 2008 of $28,773.  During the past twelve (12) months, we have incurred significant operating expenses, and we expect to continue to incur additional significant operating expenses for manufacturing, research and development, marketing, sales channel development, general and administrative expenses and debt payments during the next twelve (12) months, contingent upon raising capital.

During the year ended December 31, 2009, we received two short-term loans aggregating $750,000 to meet the working capital needs of SwissINSO.  We have repaid $500,000 of such loans in accordance with its terms and expect to repay the remaining $250,000 in the foreseeable future.  We also sold $1,450,000 of our convertible notes and warrants in a private placement during the year ended December 31, 2009 and $4,135,000 of such notes and warrants during the first quarter of the current fiscal year.  The private placement is ongoing.  In addition, we have a commitment from a local Swiss bank to provide us with a credit facility equal to one-half of the funds raised in the private placement up to a maximum of CHF 5,000,000.

We do not have any other available credit, bank financing or other external sources of liquidity and will need to obtain substantial additional capital in order to develop SwissINSO’s business operations, effectuate its business plan and become profitable.  In order to obtain such capital, we will need to sell additional notes and warrants in the private placement and/or borrow additional funds from lenders.  There can be no assurance that we will be successful in obtaining such additional funding.  If we are not successful in raising sufficient capital, this would have a material adverse effect on our business, results of operations, liquidity and financial condition.

Going Concern Consideration

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  As discussed in the notes to the financial statements, we have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  Our ability to continue as a going concern is dependent on raising capital to fund SwissINSO’s business plan and ultimately to attain profitable operations.  We incurred a net loss before foreign currency translation adjustments of $4,532,266, including a non-cash charge of $2,830,400, representing the fair value for accounting purposes of the warrants issued in connection with the sale in December 2009 of $1,450,000 of our convertible notes and warrants in a private placement, and have an accumulated deficit since inception of $4,729,890, including such $2,830,400 non-cash charge, at December 31, 2009.  These factors raise substantial doubt about our ability to continue as a going concern.  As discussed above, management plans include obtaining additional capital from the sale of additional notes and warrants in the private placement and from bank borrowings.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 6A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 7 is included herein as Appendix A beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Exchange Act.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Based on such evaluation, and as discussed in greater detail below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective:

•           to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and

•           to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.  Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements.  Our internal control over financial reporting includes those policies and procedures that:

•           pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets,

•           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of management and directors, and

•           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on the assessment using those criteria, our management concluded that the internal control over financial reporting was effective at December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth the names, ages, years elected and principal offices and positions of our current directors and executive officers:

Name	Year First Elected As Officer or Director	Age	Office

Michel Gruering	2009	57	President and Director
Yves Ducommun	2009	59	Chief Executive Officer, Secretary and Director
Clive D. Harbutt	2009	53	Interim Chief Financial Officer and Director
Suhail Konstantin Saad	2009	55	Chairman of the Board of Directors
Timothy A. Tolhurst	2010	49	Director

Michel Gruering is the founder of SwissINSO and has been its President since 2006.  From 2001 until 2005 he was an independent executive search consultant specializing in career planning and recruitment.  From 1996 until 2001 he was an independent management consultant specializing in IT training solutions and economic development projects.  Prior thereto, he was International Sales Director for Sodechanges SA from 1992 until 1996 and Executive Director, Morocco and Indonesia - Services for Societe Generale de Surveillance SA (SGS) from 1985 until 1992.  Mr. Gruering has over 20 years of experience in international business negotiations, strategic implementation and development.  He has spent a large part of his career in Asia, the Middle East and Africa and is an expert on issues relating to sustainable energy and resources.  He has also built a successful management consultancy business handling business expansion projects in the Middle East and Africa, along with other regions of the developing world, and has developed a strong network of government and NGO contacts.  He is a graduate of the Superior School of Commerce in Switzerland and holds a degree in political science.

Yves Ducommun has been Chief Executive Officer of SwissINSO since January 2009.  From 2003 until 2008 he was President and Chief Executive Officer of Hach Ultra Analytics, a manufacturer of precision sensors and analyzers for monitoring of process quality worldwide in pharma, chemistry, electronics, power and water applications.  From 1998 until 2002 he was Vice President, R&D and Operations and then Chief Executive Officer of Orbisphere, a manufacturer of precision sensors and analyzers to measure dissolved gases in industrial processes.  Prior thereto, he was Sales and Marketing Director for Felix Constructions, a manufacturer of glazed curtain walls for high rise buildings from 1991 until 1996.  He was also an academic/lecturer at the University of California-Santa Barbara and the University of Lausanne for nine years.  Dr. Ducommun has a background in Chemical Engineering from the Swiss Institute of Technology EPFL with a specialization in solar energy.  He holds a PhD in Technical Sciences in the field of water chemistry and an MBA from IFIA Lausanne.

Clive D. Harbutt is the founder and managing partner of Swiss Investment Consulting Group SA (“SICG”), based in Geneva, Switzerland.  SICG works closely with venture capital funds and investors in technology, cleantech and life sciences, providing support on the various non-scientific and technical challenges facing investors and companies as they grow.  Mr. Harbutt is also co-founder of Strategic Impact Consulting Group S.A., which focuses on Lean Six Sigma process improvement, internal controls, audit and pre-acquisition due diligence.  Mr. Harbutt has extensive audit, finance and accounting experience, having held senior corporate finance positions in a number of global blue-chip companies such as Pfizer, Howmedica, Serono and Firmenich.  Born and raised in London, England, Mr. Harbutt has worked in Latin America, the United States and Europe.  He is a qualified accountant and a Lean Six Sigma Black Belt, a member of the American International Club of Geneva and the British-Swiss Chamber of Commerce and an ambassador for the MBA program at the University of Geneva.

Suhail Konstantin Saad is currently Principal Partner of Algorythme Sarl, Switzerland, an Investment and Business Development Advisory consultancy he founded in September 2009.  Over his 30+ year career, Mr. Saad has been active in three key functional areas – initially Brand and Marketing Management, followed by Line Management with P&L responsibility, and most recently Corporate Strategy, Business Development and M&A.  His business experience has been gained over a very broad range of geographies, including Western Europe, the United States, the Middle East/Africa, Eastern Europe and the CIS and Asia.  From July 2007 until May 2009, Mr. Saad was retained by Japan Tobacco to assist its Business Development Group in the Merger Integration process subsequent to the $19 Billion acquisition by Japan Tobacco of Gallaher Group plc, a FOOTSIE 50 company based in the United Kingdom, where Mr. Saad held the position of Corporate Head of Business Development and M&A (CSO) from January 2000.  During 2006, Mr. Saad led the deal process for Gallaher Group plc leading to the sale of the company to Japan Tobacco.  From 2000 to 2006 at Gallaher Group plc, Mr. Saad was a key driver behind a 7-year Acquisition and Business Development Strategy which grew unit sales five-fold, doubled EBITDA to $1.5 Billion, delivered a 6-year total shareholder return of over 60% while increasing the company’s geographic business base from the core united Kingdom market to the EU, the CIS, the Middle East/Africa and Asia.  Prior to his mandate at Gallaher Group plc, Mr. Saad’s career included Business Development and M&A responsibilities at RJRT (Senior Director International from 1997 to 1999), Line Management P&L accountabilities at RJRTI/Nabisco (Managing Director Africa, General Manager Middle East from 1990 to 1996) and at Swedish Match AB (Regional VP, France and Central/Southern Europe from 1984 to 1986) and Brand and Marketing Management accountabilities at FJ Burrus SA (Chief Marketing Officer/CMO from 1987 to 1989 as well as at RJRTI and Proctor & Gamble from 1977 to 1983).  From 2005 to 2006, Mr. Saad served on the Supervisory and Advisory Board of Directors of Lekkerland Ko & KG, a leading Pan-European logistics company with sales turnover of Euro 11 Billion.  He also served on the internal Boards of Gallaher Group plc subsidiaries and on the Board of RGI SA, a 50/50 joint venture between Reynolds Tobacco USA and Gallaher Group plc from 2002 to 2006.  Mr. Saad is a Belgian citizen and holds a BA from Cornell University and a PED from IMD, Lausanne.

Timothy A. Tolhurst is currently Executive Vice President and Chief Purchasing Officer of Dutch life sciences company DSM BV and was previously Global Vice President of Purchasing and Logistics for Firmenich SA, the largest privately-held specialty flavors and fragrances company in the world, from 2004 to 2009.  Prior thereto, he was Senior Vice President Purchasing, a Member of the Executive Board and a Member to the ICI Procurement Board of Directors of medical display company Quest International, a division of ICI, from 2000 to 2003, Director Purchasing, Consumer Healthcare and European Vice President, Purchasing, Consumer Healthcare and Pharmaceuticals for SmithKline Beecham from 1996 to 2000 and Senior Buyer, Buying Manager, Capital

Equipment and Services and European Sales Manager, Drinks Group for Mars Incorporated from 1987 to 1996.  Mr. Tolhurst is a British citizen

There are no family relationships among any of our directors or executive officers.  None of our directors or executive officers is, or has been during the past five years, a director in any other U.S. reporting companies.  During the past ten years, none of our directors or executive officers has been involved in any legal proceedings that are material to an evaluation of the ability or integrity of such person.

Each of our directors serves for a term of one year or until his successor is elected at our annual shareholders’ meeting and is qualified, subject to removal by our shareholders.  Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in their ownership with the SEC, and forward copies of such filings to us.  We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2009, all reporting persons complied with all applicable Section 16(a) filing requirements.

Code of Ethics

Because we have only recently commenced business operations and the members of our senior management have not been in their positions for more than several months, we have not yet adopted a code of ethics for our principal executive officer and principal financial officer.  However, we are in the process of preparing a code of ethics which we will file with the SEC as an exhibit to an amendment to this Annual Report on Form 10-K.

Committees

At this time, we do not have a separate audit committee, nominating committee or compensation committee, as the functions of such committees are performed by the entire Board of Directors.  The Board of Directors has determined that Clive D. Harbutt, our interim Chief Financial Officer, would qualify as an “audit committee financial expert” as defined by the applicable SEC rules.  However, Mr. Harbutt would not be deemed to be independent as independence for audit committee members is defined in Section 10A-3(B) of the Exchange Act.  We have not yet established procedures by which our shareholders may recommend nominees to our Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation awarded to, paid to or earned by our Chief Executive Officer and our President for the fiscal year ended December 31, 2009.  During such fiscal year, there were no other executive officers, and there was no compensation paid to any executive officer in any prior fiscal year.

Name and Principal Position	Salary	All Other Compensation		Total
Yves Ducommun, Chief Executive Officer	$368,348	$33,053	(1)	$401,401
Michel Gruering, President	-0-	$119,485	(2)	$119,485

(1)  Represents total employer’s benefits contribution paid during 2009.

(2)  Represents consulting fees paid during 2009.

There are no outstanding equity awards for any of our executive officers, and we do not have any equity incentive plans in place at this time.

Employment and Consulting Agreements

Yves Ducommun, our Chief Executive Officer, is a party to an Employment Contract dated December 12, 2008 with SwissINSO, pursuant to which he serves as Chief Executive Officer of SwissINSO for an unlimited duration at a base salary of CHF 380,000 per year plus an annual bonus based on his achievement of individual objectives and SwissINSO’s achievement of company objectives.  The agreement is terminable by either party on six (6) months notice during the first year of the term and on nine (9) months notice thereafter.  For all the terms of the Employment Contract with Mr. Ducommun, reference is hereby made to such agreement filed as Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on October 22, 2009.  All statements made herein concerning such agreement are qualified by reference to said exhibit.

Michel Gruering, our President, is a party to a Contract for Consultancy Services dated September 30, 2009 with SwissINSO, pursuant to which he serves as a strategic consultant to SwissINSO for the period October 1, 2009 through March 31, 2010 at a consulting fee of CHF 18,000 per month.  The contract has been extended by mutual agreement until May 31, 2010.  For all the terms of the Contract for Consultancy Services with Mr. Gruering, reference is hereby made to such contract filed as Exhibit 10.18 to this Annual Report on Form 10-K.

Compensation of Directors

During the fiscal year ended December 31, 2009, we paid Clive D. Harbutt directors’ fees in the amount of $6,000 for his service as a director for the period October 19, 2009 through January 18, 2010.  No other director received any directors’ fees for such fiscal year or for any prior fiscal year.

Each of our outside directors, and any future outside director, has entered (or will, upon the effectiveness of his appointment as a director, enter) into an Outside Directors’ Agreement pursuant to which we will (a) pay the director an annual director’s fee of $24,000, payable monthly, (b) grant the director (upon the adoption of an equity incentive plan) a non-qualified stock option to purchase 300,000 shares of our Common Stock at an exercise price equal to the closing selling price of such Common Stock on the date of grant and vesting one-third on the date of grant and the balance in equal installments on each of the first, second and third anniversaries of the date of grant, assuming that the director is still a member of the Board of Directors on each of such dates, (c) reimburse the director for all reasonable, pre-approved business expenses reasonably incurred by the director in pursuit and furtherance of our business and (d) indemnify the director to the fullest extent permitted under, and otherwise in accordance with the provisions of, Section 145 of the General Corporation Law of the State of Delaware.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 31, 2010, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than five percent (5%) of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group.  Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC.  Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security.  The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty (60) days.  Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 77,497,145 shares of our common stock issued and outstanding as of March 31, 2010.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class

Michel Gruering
World Trade Center
Avenue de Gratta-Paille 1
CH-1018 Lausanne
Switzerland	35,597,145		45.93%

Yves Ducommun
World Trade Center
Avenue de Gratta-Paille 1
CH-1018 Lausanne
Switzerland	5,000,000		6.45%

Jean-Bernard Wurm
29 rue Sautter
1205 Geneva
Switzerland	4,000,000		5.16%

Clive D. Harbutt
16 rue de la Pelisserie
1204 Geneva
Switzerland	1,000,000	(1)	1.29%

All directors and executive officers
as a group (5 persons)	41,597,145		53.68%

(1) Consists of 1,000,000 shares owned by SICG  S.A., of which Mr. Harbutt is the principal shareholder, officer and director.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Persons

Our President, Michel Gruering, received a prepayment in 2009 of $25,357 under his Contract for Consultancy Services for services to be performed by him in 2010.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, are not at this time required to have our Board of Directors comprised of a majority of “independent directors”.  Based on the criteria contained in Section 10A-3(B) of the Exchange Act, two of our outside directors, Suhail Konstantin Saad and Timothy A. Tolhurst, would, however, qualify as being independent.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate audit fees billed for each of the last two fiscal years for professional services rendered by our principal accountant were $12,000 for the fiscal year ended December 31, 2008 and $15,000 for the fiscal year ended December 31, 2009.  The audit fees for the fiscal year ended December 31, 2009 included reviews of our Current Report on Form 8-K filed with the SEC on October 22, 2009 and the pro forma and interim financial statements contained therein.  The aggregate audit fees billed for professional services rendered by our prior principal accountant for each of the last two fiscal years of Pashminadepot.com, Inc. were $3,500 for the fiscal year ended May 31, 2009 and $3,000 for the fiscal year ended May 31, 2008.

Audit-Related Fees

None

Tax Fees

The aggregate tax fees billed for each of the last two fiscal years for professional services rendered by our principal accountant were $-0- for the fiscal year ended December 31, 2008 and $6,400 for the fiscal year ended December 31, 2009, including preparation of our Federal and state income tax returns for the fiscal year ended December 31, 2009 and the Federal and state income tax returns for Pashminadepot.com, Inc. for its fiscal year ended May 31, 2009.

Other Fees

None

Pre-Approval Policies and Procedure

Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us, as well as any services not considered to be “audit services”, unless such services are pre-approved by the audit committee or the Board of Directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.  Accordingly, our Board of Directors pre-approves all services, including audit services, provided by our independent accountants.

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           Financial statements - See Index to Financial Statements located at page F-1.

(b)           Financial statement schedules – None.

(c)           Exhibits – See below.

Exhibit Number	Description
3(i) 3(i) 3(ii)
Certificate of Incorporation of the Registrant dated October 15, 2009.  Filed as Appendix C to the definitive Information Statement on Schedule 14C filed with the SEC on October 7, 2009.

Certificate of Amendment of Certificate of Incorporation of the Registrant dated December 16, 2009.  Filed as Exhibit 3(i) to the Current Report on Form 8-K filed with the SEC on December 22, 2009.

Bylaws of the Registrant.  Filed as Appendix C to the definitive Information Statement on Schedule 14C filed with the SEC on October 7, 2009.

Exhibit Number	Description
10.1
Stock Purchase Agreement dated September 10, 2009 made among Pashminadepot.com, Inc., Swissinso SA,  Michael Gruering, Yves Ducommun, Jean-Bernard Wurm, Muttiah Yogananthan, Manuel de Souza, Antoine Eigenmann, Ergoma SA, SICG S.A. and Albert Krauer.  Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 15, 2009.

10.2
Note Purchase Agreement dated September 10, 2009 between Pashminadepot.com, Inc. and the purchaser thereof.  Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 15, 2009.

10.3
9% Promissory Note of Pashminadepot.com, Inc. dated September 10, 2009 issued in the principal amount of $500,000.  Filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 15, 2009.

10.4	Secured Note dated September 10, 2009 issued by Swissinso SA to Pashminadepot.com, Inc. Filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on September 15, 2009.
10.5	Security Agreement dated September 10, 2009 between Pashminadepot.com, Inc. and Swissinso SA. Filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on September 15, 2009.
10.6
9% Promissory  Note of Pashminadepot.com, Inc. dated September 21, 2009 issued in the principal amount of $250,000.  Filed as Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on September 24, 2009.

10.7	Secured Note dated September 21, 2009 issued by SwissINSO SA to Pashminadepot.com, Inc. Filed as Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on September 24, 2009.
10.8
Master Capital Raising Agreement dated July 2009 between Swiss Investment Consulting Group SA and Pashminadepot.com, Inc.  Filed as Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on October 19, 2009.

10.9
Amendment to the Stock Purchase Agreement dated October 19, 2009 among Pashminadepot.com, Inc., SwissINSO SA, Michel Gruering, Yves Ducommun, Jean-Bernard Wurm, Muttiah Yogananthan, Manuel de Souza, Antoine Eigenmann, Ergoma SA, SICG S.A. and Albert Krauer.  Filed as Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on October 22, 2009.

10.10
Technology Transfer and Research Agreement dated December 4, 2008 between Ecole Polytechnique Federale de Lausanne and Swiss-Indo Trade & Invest S.A.  Filed as Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on October 22, 2009.

10.11
Technical Cooperation Agreement dated August 10, 2009 by and between Membran-Filtrations-Technik GmbH and Swiss-Indo Trade and Invest SA.  Filed as Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on October 22, 2009.

Exhibit Number	Description
10.12	Employment Contract dated December 12, 2008 between Swiss-Indo Trade & Invest SA and Dr. Yves Ducommun. Filed as Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on October 22, 2009.
10.13	Form of Subscription Agreement between each Subscriber and the Registrant. Filed as Exhibit 10.13 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
10.14	Form of 9% Secured Convertible Note from the Registrant to each Subscriber. Filed as Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
10.15	Form of Common Stock Purchase Warrant from the Registrant to each Subscriber. Filed as Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
10.16	Form of Security Agreement between SwissINSO, SA and each Subscriber. Filed as Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
10.17 10.18
Form of Outside Directors’ Agreement between the Registrant and each outside director.  Filed as Exhibit 10.17 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.

Contract for Consultancy Services dated September 30, 2009 between Michel Gruering and SwissINSO SA.  Filed herewith.

16.1	Letter dated August 6, 2009 from Moore & Associates to the Securities and Exchange Commission. Filed as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on August 7, 2009.
16.1	Letter dated December 22, 2009 from Seale and Beers, CPAs to the Securities and Exchange Commission. Filed as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
21	Subsidiaries of the registrant. Filed herewith.
31.1 and 31.2	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1 and 32.2	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Yves Ducommun	Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2010
/s/ Yves Ducommun
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yves Ducommun	Chief Executive Officer and Director	April 15, 2010
Yves Ducommun	(Principal Executive Officer)

/s/ Clive D. Harbutt	Interim Chief Financial Officer and Director	April 15, 2010
Clive D. Harbutt	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michel Gruering	Director	April 15, 2010
Michel Gruering

/s/ Suhail Konstantin Saad	Director	April 15, 2010
Suhail Konstantin Saad

/s/ Timothy A. Tolhurst	Director	April 15, 2010
Timothy A. Tolhurst

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3

Consolidated Statements of Operations and Comprehensive Income	F-4
for the years ended December 31, 2009 and 2008 and for the period since inception, June 1, 2006 to December 31, 2009

Consolidated Statements of Cash Flow for the years ended December 31, 2009	F-5
and 2008 and for the period since inception, June 1, 2006 to December 31, 2009

Consolidated Statements of Changes in Stockholders’ Deficit for the period	F-6
since inception, June 1, 2006 to December 31, 2009

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders' of SwissInso Holding Inc.
590 Madison Avenue, 21st Floor
New York, New York 10022

We have audited the accompanying consolidated balance sheets of SwissInso Holding Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2009. SwissInso Holding Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SwissInso Holding Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from the inception date through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP
EFP Rotenberg, LLP
Rochester, New York
April 15, 2010

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008

ASSETS
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$243,697	$-
Cash escrow	250,000	-
Prepayment for services to related party	25,357	-
Other prepaids and receivables	34,809	-
Total current assets	553,863	-

Non-current assets
Property and equipment, net	26,132	34,906
Deferred debt issuance cost, net	77,158	-
Security deposit	1,445	-
Total non-current assets	104,735	34,906

TOTAL ASSETS	$658,598	$34,906

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$195,846	$28,773
Accrued payroll benefits	26,602	-
Promissory notes	750,000	-
Total current liabilities	972,448	28,773

Non-current liabilities
Accrued interest on notes payable	3,551
Convertible notes payable	1,450,000	-
Derivative liability	2,830,400	-
Subordinated debt to shareholder	-	169,811
Total non-current liabilities	4,283,951	169,811

TOTAL LIABILITIES	5,256,399	198,584

Stockholders' deficit:
10,000,000 preferred shares, $0.0001 par value
Issued and outstanding shares : 0
Authorized :
100,000,000 common shares, $0.0001 par value
Issued and outstanding shares : 76,197,145 and 50,000,000	7,620	5,000

Additional paid in capital	157,328	76,937
Less : subscriptions receivable	-	(40,322)
Deficit accumulated during development stage	(4,729,890)	(197,624)
Accumulated other comprehensive income	(32,859)	(7,669)
Total stockholders' deficit	(4,597,801)	(163,678)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$658,598	$34,906

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO DECEMBER 31, 2009

			Inception
	2009	2008	6/1/2006
			to 12/31/2009

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and Administrative	1,032,215	117,755	1,225,243
Derivative expense	2,830,400	-	2,830,400
Debt issuance expense	1,642	-	1,642
Research and Development	649,855	-	649,855
	4,514,112	117,755	4,707,140
OTHER INCOME
Interest income	24	-	31
Gain on vehicle	6,816	-	6,816
	6,840		6,847

OTHER EXPENSES
Interest on debt	24,994	1,033	26,287
Commission on Debt	-	-	3,310
	24,994	1,033	29,597

NET LOSS	$(4,532,266)	$(118,788)	$(4,729,890)

Foreign currency adjustment	(25,190)	(4,929)	(32,859)

COMPREHENSIVE LOSS	(4,557,456)	(123,717)	(4,762,749)

Basic and diluted net loss per share	$(0.08)	$(0.00)	$(0.09)

Weighted average shares outstanding - Basic and Diluted	55,225,114	50,000,000	51,460,956

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO DECEMBER 31, 2009

			From
			Inception
			6/1/2006
	2009	2008	to 12/31/2009

NET LOSS	$(4,532,266)	$(118,788)	$(4,729,890)

OPERATING ACTIVITIES
Depreciation	6,896	-	6,896
Interest contributed by shareholder	1,516	1,033	2,809
Gain on sale of asset	(6,816)	-	(6,816)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrueds	158,179	25,322	183,034
(Increase) in deferred debt issuance cost	(77,158)	-	(77,158)
(Increase) / decrease in prepaids and other receivables	(60,166)	673	(60,166)
(Increase) in security deposit	(1,445)	-	(1,445)
Increase (decrease) in derivative liability	2,830,400	-	2,830,400

Net cash used in operating activities	(1,680,860)	(91,760)	(1,852,336)

INVESTING ACTIVITIES
Property and equipment acquisition	(26,132)	(34,906)	(61,038)
Cash received in acquisition of shell	670,357	-	670,357
Proceeds from sale of asset	34,080		34,080
Net cash provided by investing activities	678,305	(34,906)	643,399

FINANCING ACTIVITIES
Proceeds from convertible notes	1,200,000	-	1,200,000
Proceeds from issuance of shares	40,322	-	85,698
Prepayment of borrowings	(21,500)	-	(21,500)
Debt due to shareholder	50,481	131,595	220,292
Net cash provided by financing activities	1,269,303	131,595	1,484,490

Effect of exchange rate on cash	(23,051)	(4,929)	(31,856)

INCREASE IN CASH	243,697	-	243,697

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$243,697	$-	$243,697

Supplemental Cash Flow Disclosures:
Interest paid	21,443	1,033	22,476
Tax paid	-	-	-

Supplemental Non-cash Investing and Financing Activities:
Common stock issued pursuant to shareholder loan conversion	220,292	-	220,292

Summary of Assets Acquired and Liabilities Assumed from Swissinso Holding Inc.:
Cash	670,357	-	670,357
Accounts payable	(37,547)	-	(37,547)
Accrued interest	(107)	-	(107)
Loan payable	(21,500)	-	(21,500)
Promissory notes	(750,000)	-	(750,000)
		-	-
Net total	(138,797)	-	(138,797)

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO DECEMBER 31, 2009

						Deficit
						Accumulated
			Additional		Other	During the	Total
	Common Stock		Paid-In	Subscription	comprehensive	Development	Stockholders'
	Shares	Amount	Capital	receivable	income	Stage	Deficit

Balance - June 1, 2006		$-	$-	$-	$-	$-	$-

Common Stock issued in recapitalization				-	-		-
of Swissinso SA into Swissinso Holding Inc.
(par value $0.0001) (1)	50,000,000	5,000	75,644	(40,322)			40,322

Net loss from inception to December 31, 2006						(50,833)	(50,833)

Interest contributed by shareholder			26				26

Foreign currency exchange adjustment					(171)		(171)

Balance at December 31, 2006	50,000,000	5,000	75,670	(40,322)	(171)	(50,833)	(10,656)

Net loss for the year ended December 31, 2007						(28,003)	(28,003)

Interest contributed by shareholder			234				234

Foreign currency exchange adjustment					(2,569)		(2,569)

Balance at December 31, 2007	50,000,000	5,000	75,904	(40,322)	(2,740)	(78,836)	(40,994)

Net loss for the year ended December 31, 2008						(118,788)	(118,788)

Interest contributed by shareholder			1,033				1,033

Foreign currency exchange adjustment					(4,929)		(4,929)

Balance December 31, 2008	50,000,000	5,000	76,937	(40,322)	(7,669)	(197,624)	(163,678)

Common Stock issued to acquire the shell
company at $0.001 per share
(par value $0.0001) (1)	25,100,000	2,510	(141,307)				(138,797)

Subscription on share capital of Swissinso SA				40,322			40,322

Common Stock issued pursuant to conversion
of shareholder loan to Swissinso SA	1,097,145	110	220,182				220,292

Net loss for the year ended December 31, 2009						(4,532,266)	(4,532,266)

Interest contributed by shareholder			1,516				1,516

Foreign currency exchange adjustment					(25,190)		(25,190)

Balance at December 31, 2009	76,197,145	$7,620	$157,328	$-	$(32,859)	$(4,729,890)	$(4,597,801)

(1) The Stockholders equity of Swissinso SA has been recapitalized to give effect to the shares received by the existing holders of Swissinso SA from the share exchange agreement with Pashminadepot.com Inc.

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

NOTE 1 -      Organization and Business

The company was incorporated in the state of Florida on November 13, 2007 under the name “Pashminadepot.com, Inc.” Until May 31, 2009, it focused on the business of developing a website to sell pashmina and other accessories. Due to the state of the economy, virtually no business was conducted and this business plan was abandoned, Management then sought an operating company with which to merge or to acquire.

On September 10, 2009 the company entered into a Stock Purchase Agreement with SwissInso SA, a Swiss company (“Swissinso”), and its shareholders pursuant to which the company agreed to purchase all of the shares of Swissinso to develop new business opportunities. The transaction was consummated on October 19, 2009, and Swissinso became a wholly-owned subsidiary of the Registrant and the shareholders of Swissinso received in exchange for their shares an aggregate of 50,000,000 shares of the Registrant’s common stock, or 65.62% of the then issued and outstanding share capital of the Registrant. At the same time, the Registrant issued 1,097,145 shares of its common stock to the principal shareholder of Swissinso, Michel Gruering, upon conversion of his existing shareholder loan to Swissinso.

On October 28, 2009, the state of incorporation was changed from Florida to Delaware by the merger of Pashminadepot.com, Inc. with and into its wholly-owned subsidiary, Swissinso Holding Inc., a Delaware corporation, which had been formed for such purpose. In connection with such merger, the company’s name changed from “Pashminadepot.com, Inc.” to “Swissinso Holding Inc.” Each issued share of the common stock of Pashminadepot.com, Inc. from and after the effective time of such merger was converted into one share of the common stock of Swissinso Holding Inc.

Prior to the acquisition of Swissinso, the company was in the development stage and had no revenues or business operations. Following the acquisition of Swissinso, the company’s business became exclusively the business of Swissinso described below.

Swissinso was incorporated in Switzerland on May 30, 2006. Swissinso utilizes its intellectual property assets to provide environmentally friendly, innovative solar energy solutions and related technology to meet growing global needs. Swissinso’s goal is to become a world leader in turn-key solutions using renewable energy for the purification and desalination of water and the air cooling and heating of buildings.

Swissinso’s product strategy is to provide complete solutions to the marketplace that drive key customer value immediately, are sustainable and contribute to global energy saving. Critical to this strategy is how Swissinso’s proprietary embedded technologies provide clear competitive advantage while offering efficient “green” solutions.

Since its inception, Swissinso has devoted substantially all of its efforts to planning, raising capital, research and development, determining market needs, obtaining the rights to the technologies to be used in its business, developing markets for its products and identifying sources for the manufacture of its products. Swissinso has not generated any revenues in 2009.

NOTE 2 -    Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  The Company is intending to fund its initial operations by way of entering into a private placement offering. As of December 31, 2009 subscriptions of $ 1,200,000 had been received under the terms of the placement memorandum. Subsequent to that date further subscriptions totaling $ 4,135,000 were received.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -    Significant accounting policies

Accounting Basis

These consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the historical financial information of the Swissinso SA from inception to December 31, 2009.  The Company has adopted the fiscal year end of December 31 of the operating company in conjunction with the reverse acquisition. Intercompany transactions and balances have been eliminated.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company’s international subsidiary have been translated into United States dollars by translating balance sheet accounts at year-end exchange rates and statement of operations accounts at average exchange rates for the year. Foreign currency transaction gains and losses are charged or credited to earnings as incurred. Foreign currency translation gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated Other Comprehensive Income. The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Income, was $ 32,859 as of December 31, 2009.

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

Cash and Cash Equivalents

Cash equivalents are comprised of current bank balances. The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of furniture and equipment is provided using the straight-line method based on the estimated useful lives of assets, which range from four to ten years. Computer equipment is amortized using the straight-line method over the useful life of three years. Upon the disposition of property and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss is reflected in current earnings.

Financial Instruments

The Company's financial instruments consist of notes payable to third parties and subscriptions to convertible debt at $ 0.50 per share issued under the terms of a private placement memorandum.

It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments and that their fair values approximate their carrying values except where separately disclosed.

Derivative Financial Instruments

The Company’s objectives in using derivative financial instruments are to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC topic 815-40 "Derivatives and Hedging – Contracts in Entity’s own Equity". The estimated fair value of the derivative liabilities is calculated using the Black-Scholes-Merton method where applicable and such estimates are revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statement of operations.

General and Administrative expenses

General and administrative expenses consist primarily of salary and related employee benefit costs, professional and consultants fees and various other general corporate expenses.

Employee benefits

Mandatory contributions are made under Government retirement benefit and unemployment schemes at the minimum statutory rates in force during the period, based on gross salary payments. The costs of these payments are charged to the statement of income in the same period as the related salary costs.

Research and Development

Costs incurred in development of technological expertise are charged to expense.

Other expenses

Other expenses are comprised of fees for negotiating Company financing.

Net Loss Per Share

Basic net loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. The Company has issued convertible notes with warrants which are potentially dilutive common shares. For the periods presented, this calculation proved to be anti-dilutive. As a result, the basic net loss per share is the same as diluted net loss per share for the year ended December 31, 2009.

Income Taxes

The Company and its subsidiary provide for income taxes in accordance with FASB ASC 740-10 (Prior authoritative literature: FASB Statement No. 109, “Accounting for Income Taxes.”) FASB ASC 740-10 requires the use of an asset and liability approach in accounting for income taxes.

FASB ASC 740-10 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company and its subsidiary to utilize the loss carry-forward.

Operating leases

Rent expense on operating leases arises on a straight line basis and is charged to general and administrative expenses as it occurs.

NOTE 4 -      Property and equipment

Property and equipment at December 31, 2009 at cost, consisted of the following :

	2009	2008

Furniture	$19,905	-
Computer equipment	6,411	-
Automobile	-	34,906
	26,316	34,906
Less accumulated depreciation	184	-
	$26,132	$34,906

Depreciation expense on property and equipment for the year ended December 31, 2009 was $ 6,985 of which $ 6,816 represented depreciation on an automobile sold during the year.

NOTE 5 -      Notes payable

The Company has issued promissory notes to independent third parties bearing interest at 9% per annum as follows:
On September 10, 2009, $ 500,000 repayable on the earlier of 120 days or the raising of $ 3,000,000 through the sale of securities
On September 21, 2009, $ 250,000 repayable on the earlier of 120 days or the raising of $ 5,000,000 through the sale of securities

NOTE 6 -      Convertible notes with warrants

The Company has received subscriptions of $ 1,450,000 from the sale of 9% Secured Convertible Notes with Warrants issued in a private placement. Among these, $250,000 was in the cash escrow account at December 31, 2009, which was deposited in the Company’s cash account in January 2010. The notes are secured by all of the assets of the Company and are convertible into shares of common stock at a conversion price of $0.50 per share. Conversion may be exercised by the holder at any time prior to the maturity date which is 24 months from the date of issue. The warrants are exercisable for an equivalent number of shares at an exercise price of $1.00 per share within five years of issuance date. Subsequent to December 31, 2009 further subscriptions totaling $ 4,135,000 were received.

The fair value of each warrant is estimated on the date of grant using Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table.

Number of Warrants	% of Warrants Issued	Initial Vesting Date
2,900,000	100%	16-Dec-09

Dividend Yield	0.00%
Expected Volatility	200%
Risk-Free Interest Rate	2.35%
Contract Term	5 years
Stock Price at Date of Grant	$1.89
Exercise Price	$1.00

Total derivative expense related to the 2,900,000 warrants granted amounted to $3,074,000 on the date of grant of December 16, 2009.  This amount has been adjusted due to valuation as of December 31, 2009 by $243,600, resulting in the total derivative expense of $2,830,400 for the year ended December 31, 2009.

The Company will issue common stock from authorized shares to those subscribers who exercise the warrants upon the exercise of the warrants.

NOTE 7 -      Capital Stock

Preferred Shares – Authorized

Zero preferred shares issued and outstanding as of December 31, 2009.

The company has 10,000,000 preferred shares authorized at a par value of $0.0001 per share.

Common Shares - Authorized

The company has 100,000,000 common shares authorized at a par value of $0.0001 per share.

Common Shares – Issued and Outstanding

1,097,145 common shares were issued pursuant to conversion of a shareholder loan to Swissinso SA amounting to $ 220,292.

As of December 31, 2009 the Company had 76,197,145 common shares issued and outstanding.

NOTE 8 – Income Taxes

Details for the last year are as follows:

Period Ended	December 31, 2009

Deferred Tax Asset	112,191	(7.83%)
Valuation Allowance	(112,191)
Current Taxes Payable	0.00

Income Tax Expense	$0.00

The Company and its subsidiary have non-capital losses of approximately $ 1,260,000.

The Company adopted the provisions of FASB ASC 740-10 (Prior Authoritative Literature: FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes) on January 1, 2008. As the result of the assessment the Company has recognized no material adjustments to unrecognized tax benefits. At the adoption date of January 1, 2008 and as of December 31, 2009, the Company has no unrecognized tax benefits. By statute, tax years ending 2007 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 9 – Related Party Transactions

As of December 31, 2009 there is a prepayment for services to a stockholder and officer of the Company in the amount of $25,357.

Michel Gruering, the President, is a party to a Contract for Consultancy Services dated September 30, 2009 with Swissinso, pursuant to which he serves as a strategic consultant to Swissinso for the period October 1, 2009 through March 31, 2010 at a consulting fee of CHF 18,000 per month.  The contract has been extended by mutual agreement until May 31, 2010.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 10 – Lease

Swissinso SA entered into a property lease contract initially for a three month period from November 2009 and then renewable at the request of the company and an agreement with the lessor subject to the continued availability of space. The contract covers office space at a monthly rental cost of $ 4,605 and parking space at a monthly rental of $ 144. Rental cost for the year ended December 31, 2009 amounted to $ 9,498 (2008 nil), and the minimum future rental is $57,000 for each of the next five fiscal years. A lease security deposit of $ 1,445 was made and is repayable on termination of the lease.

NOTE 11 - Concentrations of Risks

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).  Up to December 31, 2009 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009.  On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.  Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 leave empty per depositor.

The subsidiary company maintains its cash with sound International Banking Institutions.

NOTE 12 - Commitments

Under agreements for the acquisition of industrial technology, the Company through its subsidiary was committed at December 31, 2009 as follows:
-	Payments for acquisition of technology over a 4 year period $ 597,000
-	Minimum royalties over a 5 year period Euro 150,000 $ 214,500

NOTE 13 – Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards and their effect on the Company.

June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 860-10-05 (Prior authoritative literature: FASB Statement No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”). The provisions of FASB ASC 860-10-05, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. FASB ASC 860-10-05 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of FASB ASC 860-10-05 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued FASB ASC 810-10-05, (Prior authoritative literature: FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R) FASB ASC 810-10-05 amends the consolidation guidance applicable to variable interest entities. The provisions of FASB ASC 810-10-05 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). FASB ASC 810-10-05 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. FASB ASC 810-10-05 will be effective for the Company beginning in 2010. The Company does not expect the provisions of FASB ASC 810-10-05 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued FASB ASC 105-10 (Prior authoritative literature: FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”.
Under FASB ASC 105-10 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. FASB ASC 105-10 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not believe that the adoption of FASB ASC 105-10 has had any impact on its consolidated financial statements.

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

In April 2009, the FASB issued FASB ASC 805-20-25 (Prior authoritative literature: FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FASB ASC 805-20-25 deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can not be determined, the FASB ASC 805-20-25 requires using the guidance under FASB ASC 450 (Prior authoritative literature: FASB Statement No. 5, “Accounting for Contingencies”), and FASB ASC 450-20-25 (Prior authoritative literature: FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss). FASB ASC 805-20-25 was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of FASB ASC 805-20-25 has not had a material impact on our consolidated financial statements for the year ended December 31, 2009.

NOTE 14 – Subsequent events

On December 16, 2009 the Board of Directors of the Company authorized an amendment to the Company’s Certificate of Incorporation pursuant to which the authorized number of shares of the Company’s common stock will be increased from 100,000,000 shares to 200,000,000 shares. The amendment will become effective 20 days after the filing of and distribution to the Company’s shareholders of a definitive Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended.