Form 10-Q
period 2010-03-31
SWISSINSO HOLDING INC.
filed 2010-05-17
CIK 1437395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-151909

SWISSINSO HOLDING INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-1703723
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer ID Number)

590 Madison Avenue, 21st Floor, New York, New York 10022
(Address of Principal Executive Offices)

(212) 521-4017
(Registrant’s Telephone Number, Including Area Code)
________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 17, 2010, there were outstanding 77,954,597 shares of Common Stock, par value $0.0001 per share.

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
As of March 31, 2010 (unaudited) and December 31, 2009

	March 31,	December 31,
	2010	2009
ASSETS	Unaudited

ASSETS

CURRENT ASSETS
Cash	$2,569,747	$243,697
Cash escrow	-	250,000
Prepayment for services to related party	50,274	25,357
Other prepaids and receivables	114,932	34,809
Inventory	421,614	-
Total current assets	3,156,567	553,863

Non-current assets
Property and equipment, net	29,423	26,132
Deferred debt issuance cost, net	1,616,513	77,158
Security deposit	1,445	1,445
Total non-current assets	1,647,381	104,735

TOTAL ASSETS	$4,803,948	$658,598

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$158,285	$195,846
Accrued payroll benefits	-	26,602
Promissory notes	250,000	750,000
Total current liabilities	408,285	972,448

Non-current liabilities
Accrued interest on notes payable	73,825	3,551
Convertible notes payable	4,935,000	1,450,000
Derivative liability	11,281,590	2,830,400
Total non-current liabilities	16,290,415	4,283,951

TOTAL LIABILITIES	16,698,700	5,256,399

STOCKHOLDERS' DEFICIT
Preferred Stock: $0.0001 Par, 10,000,000 Authorized,
-0- Issued and Outstanding	-	-

Common Stock: $0.0001 Par, 100,000,000 Authorized,
77,497,145 and 76,197,145, Issued and Outstanding, respectively	7,750	7,620

Additional paid in capital	2,020,260	157,328
Deficit accumulated during development stage	(13,894,924)	(4,729,890)
Accumulated other comprehensive income	(27,838)	(32,859)
TOTAL STOCKHOLDERS' DEFICIT	(11,894,752)	(4,597,801)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,803,948	$658,598

The accompanying notes are integral part of the consolidated financial statements

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
AND FOR THE PERIOD SINCE INCEPTION (JUNE 1, 2006) TO MARCH 31, 2010

	For The Three Months Ended March 31,		From Inception
			(6/1/2006)
	2010	2009	to March 31, 2010

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and Administrative	559,765	127,794	1,785,008
Derivative expense	8,451,190	-	11,281,590
Debt issuance expense	77,207	-	78,849
Research and Development	-	-	649,855
	9,088,162	127,794	13,795,302
OTHER INCOME
Interest income	115	-	146
Exchange gain	27	-	27
Gain on vehicle	-	-	6,816
	142	-	6,989

OTHER EXPENSES
Interest on debt	77,014	-	103,301
Commission on Debt	-	-	3,310
	77,014	-	106,611

NET LOSS	$(9,165,034)	$(127,794)	$(13,894,924)

Foreign currency adjustment	5,021	-	(27,838)

COMPREHENSIVE LOSS	$(9,160,013)	$(127,794)	$(13,922,762)

Basic and diluted net loss per share	$(0.12)	$(0.00)	$(0.26)

Weighted average shares outstanding - Basic and Diluted	76,702,701	50,000,000	53,701,764

The accompanying notes are integral part of the consolidated financial statements

SWISSINSO HOLDING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)
FOR THE PERIOD SINCE INCEPTION (JUNE 1, 2006) TO MARCH 31, 2010

						Deficit
						Accumulated
			Additional		Other	During the	Total
	Common Stock		Paid-In	Subscription	comprehensive	Development	Stockholders'
	Shares	Amount	Capital	receivable	income	Stage	Deficit

Balance - June 1, 2006		$-	$-	$-	$-	$-	$-

Common Stock issued in recapitalization				-	-		-
of Swissinso SA into Swissinso Holding Inc.
(par value $0.0001) (1)	50,000,000	5,000	75,644	(40,322)			40,322

Net loss from inception to December 31, 2006						(50,833)	(50,833)

Interest contributed by shareholder			26				26

Foreign currency exchange adjustment					(171)		(171)

Balance at December 31, 2006	50,000,000	5,000	75,670	(40,322)	(171)	(50,833)	(10,656)

Net loss for the year ended December 31, 2007						(28,003)	(28,003)

Interest contributed by shareholder			234				234

Foreign currency exchange adjustment					(2,569)		(2,569)

Balance at December 31, 2007	50,000,000	5,000	75,904	(40,322)	(2,740)	(78,836)	(40,994)

Net loss for the year ended December 31, 2008						(118,788)	(118,788)

Interest contributed by shareholder			1,033				1,033

Foreign currency exchange adjustment					(4,929)		(4,929)

Balance at December 31, 2008	50,000,000	5,000	76,937	(40,322)	(7,669)	(197,624)	(163,678)

Common Stock issued to acquire the shell
company at $0.001 per share
(par value $0.0001) (1)	25,100,000	2,510	(141,307)				(138,797)

Subscription on share capital of Swissinso SA				40,322			40,322

Common Stock issued pursuant to conversion
of shareholder loan to Swissinso SA	1,097,145	110	220,182				220,292

Net loss for the year ended December 31, 2009						(4,532,266)	(4,532,266)

Interest contributed by shareholder			1,516				1,516

Foreign currency exchange adjustment					(25,190)		(25,190)

Balance at December 31, 2009	76,197,145	7,620	157,328	-	(32,859)	(4,729,890)	(4,597,801)

Warrants issued to placement agent as commission			1,213,062				1,213,062

Shares issued on conversion of notes	1,300,000	130	649,870				650,000

Net loss for the period ended March 31, 2010						(9,165,034)	(9,165,034)

Interest contributed by shareholder							-

Foreign currency exchange adjustment					5,021		5,021

Balance at March 31, 2010	77,497,145	$7,750	$2,020,260	$-	$(27,838)	$(13,894,924)	$(11,894,752)

The accompanying notes are integral part of the consolidated financial statements

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
AND FOR THE PERIOD SINCE INCEPTION (JUNE 1, 2006) TO MARCH 31, 2010

	For The Three Months Ended March 31,		From Inception
			(6/1/2006)
	2010	2009	to March 31, 2010

NET LOSS	$(9,165,034)	$(127,794)	$(13,894,924)

OPERATING ACTIVITIES
Depreciation	2,131	3,228	9,027
Interest contributed by shareholder	-	-	2,809
Gain on sale of asset	-	-	(6,816)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accruals	6,111	93,028	189,145
(Increase) in deferred debt issuance cost	(326,293)	-	(403,451)
(Increase) / decrease in prepaids and other receivables	(105,040)	31,453	(165,206)
(Increase) in inventory	(421,614)	-	(421,614)
(Increase) in security deposit	-	-	(1,445)
Increase (decrease) in derivative liability	8,451,190	-	11,281,590

Net cash used in operating activities	(1,558,549)	(86)	(3,410,885)

INVESTING ACTIVITIES
Property and equipment acquisition	(5,422)	-	(66,460)
Cash received in acquisition of shell	-	-	670,357
Proceeds from sale of asset	-	-	34,080
Net cash (used in) provided by investing activities	(5,422)	-	637,977

FINANCING ACTIVITIES
Proceeds from convertible notes	4,385,000	-	5,585,000
Proceeds from issuance of shares	-	-	85,698
Repayment of borrowings	(500,000)	-	(521,500)
Debt due to shareholder	-	-	220,292
Net cash provided by financing activities	3,885,000	-	5,369,490

Effect of exchange rate on cash	5,021	-	(26,835)

INCREASE IN CASH	2,326,050	(86)	2,569,747

CASH, BEGINNING OF PERIOD	243,697	-	-

CASH, END OF PERIOD	$2,569,747	$(86)	$2,569,747

Supplementary non-cash disclosures:
Warrants issued to placement agent as commissions	$1,213,062	$-	$1,213,062

The accompanying notes are integral part of the consolidated financial statements

SWISSINSO HOLDING INC
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

March 31, 2010

NOTE 1 -       Organization and Business

Swissinso Holding Inc., (the “Company”) was incorporated in the state of Florida on November 13, 2007 under the name “Pashminadepot.com, Inc.” Until May 31, 2009, it focused on the business of developing a website to sell pashmina and other accessories. Due to the state of the economy, virtually no business was conducted and this business plan was abandoned, Management then sought an operating company with which to merge or to acquire.

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

NOTE 1 -   Organization and Business (Continued)

Swissinso’s product strategy is to provide complete solutions to the marketplace that drive key customer value immediately, are sustainable and contribute to global energy saving. Critical to this strategy is how Swissinso’s proprietary embedded technologies provide clear competitive advantage while offering efficient “green” solutions.

Since its inception, Swissinso has devoted substantially all of its efforts to planning, raising capital, research and development, determining market needs, obtaining the rights to the technologies to be used in its business, developing markets for its products and identifying sources for the manufacture of its products. Swissinso has not generated any revenues to date. In the quarter ended March 31, 2010, Swissinso assembled its first unit for water purification application.

The condensed consolidated financial statements of the Company included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the  disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's annual report on Form 10-K and other reports filed with the SEC.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.  The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.  Certain information that is not required for interim financial reporting purposes has been omitted.

NOTE 2 -   Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  The Company has funded its initial operations by way of entering into a private placement offering. As of March 31, 2010 subscriptions of $ 5,585,000 had been received under the terms of the placement memorandum.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -       Significant accounting policies

Accounting Basis

These consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

NOTE 3 -       Significant accounting policies (Continued)

Principles of Consolidation

The consolidated financial statements include the historical financial information of Swissinso SA from inception to March 31, 2010. Intercompany transactions and balances have been eliminated.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company’s international subsidiary have been translated into United States dollars by translating balance sheet accounts at year-end and period end exchange rates except for non-current assets which are translated at historical exchange rates, and statement of operations accounts at average exchange rates for the periods. Foreign currency transaction gains and losses are charged or credited to earnings as incurred. Foreign currency translation gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated Other Comprehensive Income. The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Income, was a loss of $ 27,838 as of March 31, 2010.

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

Inventory

The Company values its inventory at the lower of cost or market. The Company’s inventory is comprised of one unit of industrial equipment for water purification and is valued at actual cost.

NOTE 3 -       Significant accounting policies (Continued)

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

NOTE 3 -       Significant accounting policies (Continued)

Research and Development

Costs incurred in acquiring technological expertise and corresponding research and development, are charged to expense when incurred.

Other expenses

Other expenses are comprised of fees for negotiating Company financing.

Net Loss per Share

Basic net loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. The Company has issued convertible notes with warrants which are potentially dilutive common shares. For the periods presented, this calculation proved to be anti-dilutive. As a result, the basic net loss per share is the same as diluted net loss per share for the period ended March 31, 2010.

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

Debt Issuance Costs

Debt issuance costs (i.e. placement agent costs) are capitalized when the expense is incurred and are amortized equally over a 24 month period.

NOTE 4 -   Inventory

The company produced its first Water Purification unit in March of 2010 and this unit has been deployed in Switzerland in preparation for the official launch of the product which is scheduled for April of 2010.

NOTE 4 -   Inventory (Continued)

Inventories are stated at the lower of cost (first-in, first-out) or market.  The Company’s policy is to regularly assesses slow-moving, excess and obsolete inventory and establish a reserve against any amounts determined to have such characteristics.  No slow-moving, obsolete or excess inventory was determined necessary as of March 31, 2010.

The following table presents the classification of inventory on-hand as of March 31, 2010 and December 31, 2009:

	Inventory at	Inventory at
	March 31, 2010	December 31, 2009
Raw Materials	$-	$-
Work-in-process	-	-
Finished Goods	421,614	-_
Total Inventory	$421,614	$-

NOTE 5 -       Property and equipment

Property and equipment consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Furniture	$23,335	$19,905
Computer equipment	8,403	6,411
		_______________
	31,738	26,316
Less accumulated depreciation	2,315	184
	$29,423	$26,132

Depreciation expense on property and equipment for the periods ended March 31, 2010 and December 31, 2009 was $2,131 and $184, respectively.

NOTE 6 -       Notes payable

The Company has issued promissory notes to independent third parties bearing interest at 9% per annum as follows:

On September 10, 2009, $ 500,000 repayable on the earlier of 120 days or the raising of $ 3,000,000 through the sale of securities. This was repaid in the period to March 31, 2010.

On September 21, 2009, $ 250,000 repayable on the earlier of 120 days or the raising of $ 5,000,000 through the sale of securities.

NOTE 7 -       Convertible notes with warrants

The Company has received subscriptions of $5,585,000 from the sale of 9% Secured Convertible Notes with Warrants issued in a private placement. The notes are secured by all of the assets of the Company and are convertible into shares of common stock at a conversion price of $0.50 per share. Conversion may be exercised by the holder at any time prior to the maturity date which is 24 months from the date of issue. The warrants are exercisable for an equivalent number of shares at an exercise price of $1.00 per share within five years of issuance date.

Notes of $650,000 were converted into 1,300,000 shares of common stock during the quarter ended March 31, 2010.

The fair value of each warrant is estimated on the date of grant using Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table.

Number of Warrants	% of Warrants Issued	Initial Vesting Date
2,900,000	100%	December 16, 2009

	Dividend Yield	0.00%
	Expected Volatility	200%
	Risk-Free Interest Rate	2.35%
	Contractual term	5 years
	Estimated term	2 years
	Stock Price at Date of Grant	$1.89
	Exercise Price	$1.00

8,270,000	100%	February 24, 2010

	Dividend Yield	0.00%
	Expected Volatility	270.21%
	Risk-Free Interest Rate	2.69%
	Contractual term	5 years
	Estimated term	2 years
	Stock Price at Date of Grant	$1.25
	Exercise Price	$1.00

Total derivative expense related to the 8,270,000 warrants granted on February 24, 2010, amounted to $8,981,220. This amount was adjusted to reflect a mark-to-market valuation as of March 31, 2010, which resulted in a reduction of $570,630, resulting in a total derivative expense of $8,410,590. In addition, the warrants issued on December 16, 2009, were adjusted to reflect a mark-to-market valuation as of March 31, 2010, which resulted in an adjustment of $40,600. The total derivative expense for the quarter ended March 31, 2010, was $8,451,190.

The Company will issue common stock from authorized shares to those subscribers who exercise the warrants upon the exercise of the warrants.

NOTE 8 -       Debt Issuance Costs

Debt issuance costs (i.e. placement agent costs) are capitalized when the expense is incurred and are amortized equally over a 24 month period. In connection with the issuance of convertible debt on February 24, 2010, the Company paid its placement agent fees through the issuance of 1,117,000 stock warrants and cash of $403,500. On February 24, 2010, the Company determined the fair value of these warrants to be $1,213,062. The fair value was determined by using the Black-Scholes Merton option-pricing model based on the following estimates:

Number of Warrants	% of Warrants Issued	Initial Vesting Date
1,117,000	100%	February 24, 2010

	Dividend Yield	0.00%
	Expected Volatility	270.21%
	Risk-Free Interest Rate	2.69%
	Contractual term	5 years
	Estimated term	2 years
	Stock Price at Date of Grant	$1.25
	Exercise Price	$1.00

 Debt issuance costs as of December 31, 2009 and March 31, 2010 were as follows:

	December 31, 2009	March 31, 2010
Debt Issuance Cost	$78,800	$1,695,362
Accumulated amortization	(1,642)	(78,849)
Debt Issuance, end of period	$77,158	$1,616,513

Debt issuance expense for the periods ended March 31, 2010 and December 31, 2009 was $77,207 and $1,642, respectively.

NOTE 9 -       Capital Stock

Preferred Shares – Authorized

Zero preferred shares issued and outstanding as of March 31, 2010.

The company has 10,000,000 preferred shares authorized at a par value of $0.0001 per share.

Common Shares - Authorized

The company has 100,000,000 common shares authorized at a par value of $0.0001 per share.

Common Shares – Issued and Outstanding

As of March 31, 2010 the Company had 77,497,145 common shares issued and outstanding.

NOTE 9 -       Capital Stock (Continued)

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

NOTE 10 – Income Taxes

Details for the period ended March 31, 2010 are as follows:

Period Ended	March 31, 2010

Deferred Tax Asset	146,270
Valuation Allowance	(146,270)
Current Taxes Payable	0.00

Income Tax Expense	$0.00

The Company and its subsidiary have non-capital losses of approximately $1,696,000.

The Company adopted the provisions of FASB ASC 740-10 (Prior Authoritative Literature: FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes) on January 1, 2008. As the result of the assessment the Company has recognized no material adjustments to unrecognized tax benefits. At the adoption date of January 1, 2008 and as of March 31, 2010, the Company has no unrecognized tax benefits. By statute, tax years ending 2007 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 11 -     Related Party Transactions

As of March 31, 2010 there are prepayments for services to a stockholder and officer of the Company in the amount of $ 50,274.

Michel Gruering, the President, is a party to a Contract for Consultancy Services dated September 30, 2009 with Swissinso, pursuant to which he served as a strategic consultant to Swissinso for the period October 1, 2009 through March 31, 2010 at a consulting fee of CHF 18,000 per month.  The contract has been extended by mutual agreement until May 31, 2010.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 12 -     Lease

Swissinso SA entered into a property lease contract initially for a three month period from November 2009 and then renewable at the request of the company and an agreement with the lessor subject to the continued availability of space. The contract covers office space at a monthly rental cost of $ 4,605 and parking space at a monthly rental of $ 144. Rental cost for the period ended March 31, 2010 amounted to $ 14,247 (2009 nil), and the minimum future rental is $57,000 for each of the next five fiscal years. A lease security deposit of $ 1,445 was made and is repayable on termination of the lease.

NOTE 13 -     Concentrations of Risks

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).  Up to March 31, 2010 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.

All other deposit accounts at FDIC-insured institutions are insured up to at least $ 100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

The subsidiary company maintains its cash with sound International Banking Institutions.

NOTE 14 -     Commitments

Under agreements for the acquisition of industrial technology, the Company through its subsidiary was committed at March 31, 2010 as follows:

–	Payments for acquisition of technology over a 4 year period	$ 597,000
–	Minimum royalties over a 5 year period Euro 150,000	$ 214,500

NOTE 15 -     Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards and their effect on the Company.

In June 2009, the FASB issued FASB ASC 810-10-05, (Prior authoritative literature: FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R) FASB ASC 810-10-05 amends the consolidation guidance applicable to variable interest entities. The provisions of FASB ASC 810-10-05 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). FASB ASC 810-10-05 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. FASB ASC 810-10-05 will be effective for the Company beginning in 2010. The adoption of FASB ASC 810-10-05 did not have a material effect on the Company’s consolidated financial statements for the quarter ended March 31, 2010.

In January 2010, the FASB issued Accounting Standards Updated (ASU) No. 2010-06, "Improving Disclosures about Fair Value Measurements," which amends ASC 820, "Fair Value Measures and Disclosures."  ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements and also to require more detailed disclosure about the activity within Level 3 fair value measurements.  The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (May 31, 2010 for the Company), except for the requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010 (May 31, 2011 for the Company).  This guidance requires new disclosures only and will have no impact on the Company's consolidated financial statements.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to the “Company,” “we,” “our” or “us” refer to the Registrant and our subsidiary, SwissINSO SA, unless the context otherwise indicates.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking information.  Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management and other such matters of the Company.  The Private  Securities  Litigation  Reform Act of 1995 provides a “safe harbor” for forward-looking  information to encourage companies to provide prospective  information about themselves  without fear of litigation so long as that  information  is identified as forward-looking  and  is  accompanied  by meaningful cautionary statements  identifying important factors that could cause actual results to differ  materially  from those  projected in the  information. Forward-looking information may be included in this Quarterly Report on Form 10-Q or may be incorporated by reference from other documents filed with the SEC by us. You can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Quarterly Report on Form 10-Q or in documents incorporated  by  reference in this Quarterly Report on Form 10-Q.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

The following discussion and analysis of our financial condition and results of operations are based on the unaudited financial statements as of March 31, 2010 and 2009, all of which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations – Three months ended March 31, 2010 compared to three months ended March 31, 2009

We are in the development stage and did not generate any revenues for the quarterly periods ended March 31, 2010 or 2009.  During the quarter ended March 31, 2010, we incurred $559,765 of general and administrative expenses as we began to develop the business of SwissINSO that was acquired on October 19, 2009.  In addition, we incurred $77,014 in interest charges related to bridge loans received in September 2009 and convertible notes and warrants sold in a private placement in December 2009 and February 2010.  In comparison, during the quarter ended March 31, 2009, we incurred only $127,794 of general and administrative expenses and no interest charges.  Our net loss before foreign currency translation adjustments during the quarter ended March 31, 2010 was $9,165,034, including a non-cash charge of $8,451,190, representing the fair value for accounting purposes of the warrants issued in connection with the sale in February 2010 of $4,135,000 of our convertible notes and warrants in the private placement, as compared with a net loss of $127,794 for the quarter ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had a working capital surplus of $2,748,282 as compared with a working capital deficit at December 31, 2009 of $418,585.  During the past twelve (12) months, we have incurred significant operating expenses, and we expect to continue to incur additional significant operating expenses for manufacturing, research and development, marketing, sales channel development, general and administrative expenses and debt payments during the next twelve (12) months, contingent upon raising capital.

During the quarter ended March 31, 2010, we repaid a $500,000 short-term loan which we received in September 2009 to meet the working capital needs of SwissINSO.  We expect to repay the remaining $250,000 in the foreseeable future.  We also sold $4,135,000 of our convertible notes and warrants in a private placement during the quarter ended March 31, 2010.  The private placement is ongoing.  In addition, we have a commitment from a local Swiss bank to provide us with a credit facility equal to one-half of the funds raised in the private placement up to a maximum of CHF 5,000,000.

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

Going Concern Consideration

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  As discussed in the notes to the financial statements, we have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  Our ability to continue as a going concern is dependent on raising capital to fund SwissINSO’s business plan and ultimately to attain profitable operations.  During the quarter ended March 31, 2010, we incurred a net loss before foreign currency translation adjustments of $9,165,034, including a non-cash charge of $8,451,190, representing the fair value for accounting purposes of the warrants issued in connection with the sale in February 2010 of $4,135,000 of our convertible notes and warrants in a private placement. We have an accumulated deficit since inception of $13,894,924, including a non-cash charge at March 31, 2010 of $11,281,590, representing the fair value for accounting purposes of the warrants issued in connection with the sale of $5,585,000 of our convertible notes and warrants in the private placement,.  These factors raise substantial doubt about our ability to continue as a going concern.  As discussed above, management plans include obtaining additional capital from the sale of additional notes and warrants in the private placement and from bank borrowings.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4T.  Controls and Procedures.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective:

●           to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and

●           to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in  our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.                      Legal Proceedings.

None

Item 1A.                      Risk Factors

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

Reference is made to the Current Report on Form 8-K filed by the registrant on February 24, 2010 for information regarding the unregistered sales of equity securities during the quarter ended March 31, 2010.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Other Information.

None

Item 5.                      Exhibits

Exhibit Number	Description
31.1 and 31.2	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1 and 32.2	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWISSINSO HOLDING INC.

Dated: May 17, 2010	By:	/s/ Yves Ducommun
Name: Yves Ducommun
Title: Chief Executive Officer(Principal Executive Officer)

Dated: May 17, 2010	By:	/s/ Clive D. Harbutt
Name: Clive D. Harbutt
Title: Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)