Form 10-Q
period 2010-06-30
SWISSINSO HOLDING INC.
filed 2010-08-13
CIK 1437395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of August 13, 2010, there were outstanding 78,369,597 shares of Common Stock, par value $0.0001 per share.

PART I
FINANCIAL INFORMATION

Item 1.         Financial Statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
As of June 30, 2010 and December 31, 2009

	2010	2009
	June 30	December 31
	UNAUDITED
ASSETS

CURRENT ASSETS
Cash	$1,365,395	$243,697
Cash escrow	-	250,000
Prepayment for services to related party	49,301	25,357
Other prepaids and receivables	151,604	34,809
Inventory	457,902	-
Total current assets	2,024,202	553,863

Non-current assets
Property and equipment, net	28,032	26,132
Deferred debt issuance cost, net	1,404,592	77,158
Security deposit	1,445	1,445
Total non-current assets	1,434,069	104,735

TOTAL ASSETS	$3,458,271	$658,598

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$146,396	$195,846
Accrued payroll benefits	-	26,602
Promissory notes	250,000	750,000
Total current liabilities	396,396	972,448

Non-current liabilities
Accrued interest on notes payable	163,581	3,551
Convertible notes payable	4,510,000	1,450,000
Stock warrants liability	14,669,430	2,830,400
Total non-current liabilities	19,343,011	4,283,951

TOTAL LIABILITIES	19,739,407	5,256,399

Stockholders' deficit:
10,000,000 preferred shares, $0.0001 par value	-	-
Issued and outstanding shares : 0
Authorized :
100,000,000 common shares, $0.0001 par value
Issued and outstanding shares : 78,369,597 and 76,197,145	7,837	7,620

Additional paid in capital	2,456,399	157,328
Deficit accumulated during development stage	(18,716,201)	(4,729,890)
Accumulated other comprehensive income	(29,171)	(32,859)
Total stockholders' deficit	(16,281,136)	(4,597,801)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,458,271	$658,598

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30 2010 AND 2009
AND FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO JUNE 30, 2010
UNAUDITED

	Six Months	Six Months	Three Months	Three Months	Inception
	Ended	Ended	Ended	Ended	6/1/2006
	06/30/2010	06/30/2009	06/30/2010	06/30/2009	to 06/30/2010

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and Administrative	1,396,151	262,904	836,386	135,110	2,621,394
Stock warrants expense	11,839,030	-	3,387,840	-	14,669,430
Debt issuance expense	289,128	-	211,921	-	290,770
Research and Development	277,049	-	277,049	-	926,904
	13,801,358	262,904	4,713,196	135,110	18,508,498
OTHER INCOME
Interest income	170	-	55	-	201
Exchange gain	27	-	-	-	27
Gain on vehicle	-	-	-	-	6,816
	197	-	55	-	7,044

OTHER EXPENSES
Interest on debt	183,605	927	106,591	927	209,892
Other expenses	1,545	-	1,545	-	1,545
Commission on Debt	-	-	-	-	3,310
	185,150	927	108,136	927	214,747

NET LOSS	$(13,986,311)	$(263,831)	$(4,821,277)	$(136,037)	$(18,716,201)

Foreign currency adjustment	3,688	(4,292)	(1,333)	-	(29,171)

COMPREHENSIVE LOSS	(13,982,623)	(268,123)	(4,822,610)	(136,037)	(18,745,372)

Basic and diluted net loss per share	$(0.18)	$(0.01)	$(0.06)	$(0.00)	$(0.33)

Weighted average shares outstanding - Basic and Diluted	77,239,252	50,000,000	77,839,139	50,000,000	56,852,451

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO JUNE 30, 2010
UNAUDITED
						Deficit
						Accumulated
			Additional		Other	During the	Total
	Common Stock		Paid-In	Subscription	comprehensive	Development	Stockholders'
	Shares	Amount	Capital	receivable	income	Stage	Deficit

Balance - June 1, 2006		$-	$-	$-	$-	$-	$-

Common Stock issued in recapitalization				-	-		-
of Swissinso SA into Swissinso Holding Inc.
(par value $0.0001) (1)	50,000,000	5,000	75,644	(40,322)			40,322

Net loss from inception to December 31, 2006						(50,833)	(50,833)

Interest contributed by shareholder			26				26

Foreign currency exchange adjustment					(171)		(171)

Balance at December 31, 2006	50,000,000	5,000	75,670	(40,322)	(171)	(50,833)	(10,656)

Net loss for the year ended December 31, 2007						(28,003)	(28,003)

Interest contributed by shareholder			234				234

Foreign currency exchange adjustment					(2,569)		(2,569)

Balance at December 31, 2007	50,000,000	5,000	75,904	(40,322)	(2,740)	(78,836)	(40,994)

Net loss for the year ended December 31, 2008						(118,788)	(118,788)

Interest contributed by shareholder			1,033				1,033

Foreign currency exchange adjustment					(4,929)		(4,929)

Balance December 31, 2008	50,000,000	5,000	76,937	(40,322)	(7,669)	(197,624)	(163,678)

Common Stock issued to acquire the shell
company at $0.001 per share
(par value $0.0001) (1)	25,100,000	2,510	(141,307)				(138,797)

Subscription on share capital of Swissinso SA				40,322			40,322

Common Stock issued pursuant to conversion
of shareholder loan to Swissinso SA	1,097,145	110	220,182				220,292

Net loss for the year ended December 31, 2009						(4,532,266)	(4,532,266)

Interest contributed by shareholder			1,516				1,516

Foreign currency exchange adjustment					(25,190)		(25,190)

Balance at December 31, 2009	76,197,145	$7,620	$157,328	$-	$(32,859)	$(4,729,890)	$(4,597,801)

Deferred debt issuance			1,213,062				1,213,062

Shares issued on conversion of notes	1,300,000	130	649,870				650,000

Net loss for the period ended March 31, 2010						(9,165,034)	(9,165,034)

Interest contributed by shareholder							-

Foreign currency exchange adjustment					5,021		5,021

Balance at March 31, 2010	77,497,145	$7,750	$2,020,260	$-	$(27,838)	$(13,894,924)	$(11,894,752)

Shares issued on conversion of notes	872,452	87	436,139				436,226

Net loss for the period ended June 30, 2010						(4,821,277)	(4,821,277)

Foreign currency exchange adjustment					(1,333)		(1,333)

Balance at June 30, 2010	78,369,597	$7,837	$2,456,399	$-	$(29,171)	$(18,716,201)	$(16,281,136)

(1) The Stockholders equity of Swissinso SA has been recapitalized to give effect to the shares received by the existing holders of Swissinso SA from the share exchange agreement with Pashminadepot.com Inc.

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
AND FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO JUNE 30, 2010
UNAUDITED

			From
	Six Months	Six Months	Inception
	Ended	Ended	6/1/2006
	06/30/2010	06/30/2009	to 06/30/2010

NET LOSS	$(13,986,311)	$(263,831)	$(18,716,201)

OPERATING ACTIVITIES
Depreciation	4,269	3,916	11,165
Interest contributed by shareholder	-	927	2,809
Gain on sale of asset	-	-	(6,816)
Interest accrued on converted notes	11,226	-	11,226

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrueds	83,978	213,662	267,013
(Increase) in deferred debt issuance cost	(114,372)	-	(191,530)
(Increase) / decrease in prepaids and other receivables	(140,739)	-	(200,905)
Increase in inventory	(457,902)	-	(457,902)
(Increase) in security deposit	-	-	(1,445)
Increase (decrease) in stock warrants liability	11,839,030	-	14,669,430

Net cash used in operating activities	(2,760,821)	(45,326)	(4,613,156)

INVESTING ACTIVITIES
Property and equipment acquisition	(6,170)	-	(67,208)
Cash received in acquisition of shell	-	-	670,357
Proceeds from sale of asset	-	-	34,080
Net cash provided by investing activities	(6,170)	0	637,229

FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	4,385,000	-	5,585,000
Proceeds from issuance of shares	-	-	85,698
Repayment of borrowings	(500,000)	-	(521,500)
Debt due to shareholder	-	49,618	220,292
Net cash provided by financing activities	3,885,000	49,618	5,369,490

Effect of exchange rate on cash	3,688	(4,292)	(28,168)

INCREASE IN CASH	1,121,698	-	1,365,395

CASH AT BEGINNING OF PERIOD	243,697	-	-

CASH AT END OF PERIOD	$1,365,395	$-	$1,365,395

Supplementary non-cash disclosures :
Shares issued on conversion of notes	$1,086,226	$-	$1,086,226
Warrants issued to placement agent as commissions	$1,213,062	$-	$1,213,062

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC
(A Development Stage Company)
 UNAUDITED

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

NOTE 1 -    Organization and Business

SwissINSO Holding Inc. (the “Company”) was incorporated in the state of Florida on November 13, 2007 under the name “Pashminadepot.com, Inc.” Until May 31, 2009, it focused on the business of developing a website to sell Pashmina and other accessories. Due to the state of the economy, virtually no business was conducted and this business plan was abandoned, management then sought an operating company with which to merge or to acquire.

On September 10, 2009 the Company entered into a Stock Purchase Agreement with SwissInso SA, a Swiss company (“SwissINSO”), and its shareholders pursuant to which the Company agreed to purchase all of the shares of SwissINSO to develop new business opportunities. The transaction was consummated on October 19, 2009, and SwissINSO became a wholly-owned subsidiary of the Company and the shareholders of SwissINSO received in exchange for their shares an aggregate of 50,000,000 shares of the Company’s common stock, or 65.62% of the then issued and outstanding share capital of the Company. At the same time, the Company issued 1,097,145 shares of its common stock to the principal shareholder of SwissINSO, Michel Gruering, upon conversion of his existing shareholder loan to SwissINSO.

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

Since its inception, SwissINSO has devoted a substantial part of its efforts to planning, raising capital, research and development, determining market needs, obtaining the rights to the technologies to be used in its business, developing markets for its products and identifying sources for the manufacture of its products. SwissINSO has not generated any revenues to date. In the quarter ended March 31, 2010 SwissINSO assembled its first unit for water purification application.

On April 22, 2010 SwissINSO officially launched its first completely solar powered industrial size water purification unit, trade named KRYSTALL™.

KRYSTALL™ is housed in two 49ft containers and comes in several configurations capable of purifying in excess of 100,000 liters of brackish water and desalinating 50,000 liters of seawater per day into high-quality drinking water. High tech photovoltaic panels are used to capture the solar energy necessary to power each unit and charge batteries which provide a continuous source of power during non daylight hours.

The condensed consolidated financial statements of the Company included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K and other reports filed with the SEC.

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

NOTE 2 -    Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising additional capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company has funded its initial operations by way of entering into a private placement offering. As of June 30, 2010 subscriptions of $5,585,000 had been received under the terms of the placement memorandum.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -   Significant accounting policies

Accounting Basis

These consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the historical financial information of SwissINSO SA from inception to June 30, 2010. Intercompany transactions and balances have been eliminated.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company’s international subsidiary have been translated into United States dollars by translating balance sheet accounts at year end and period end exchange rates except for non-current assets which are translated at historical exchange rates, and statement of operations accounts at average exchange rates for the periods. Foreign currency transaction gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated Other Comprehensive Income. The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Income, was a loss of $29,171 as of June 30, 2010.

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

Inventory

The Company values its inventory at the lower of cost and market. The Company’s inventory is comprised of one unit of industrial equipment for water purification and is valued at actual cost.

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

Financial Instruments

The Company's financial instruments consist of notes payable to third parties and subscriptions to convertible debt at $0.50 per share issued under the terms of a private placement memorandum.

It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments and that their fair values approximate their carrying values except where separately disclosed.

Derivative Financial Instruments

The Company’s objectives in using derivative financial instruments are to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC topic 815-40 "Derivatives and Hedging – Contracts in Entity’s own Equity". The estimated fair value of the derivative liabilities is calculated using the Black-Scholes-Merton method where applicable and such estimates are revalued at each balance sheet date, with changes in the value recorded as stock warrant expense in the consolidated statement of operations.

General and Administrative expenses

General and administrative expenses consist primarily of salary and related employee benefit costs, professional and consultants’ fees, marketing and promotional expenses, and various other general corporate expenses.

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

Net Loss Per Share

Basic net loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. The Company has issued convertible notes with warrants which are potentially dilutive common shares. For the periods presented, this calculation proved to be anti-dilutive. As a result, the basic net loss per share is $0.18 for the period ended June 30, 2010.

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

NOTE 4 –   Inventory

The Company produced its first Water Purification unit in March, 2010. This unit was deployed in Switzerland for the product launch which took place on April 22, 2010.

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company’s policy is to regularly assesses slow-moving, excess and obsolete inventory and establish a reserve against any amounts determined to have such characteristics.  No slow-moving, obsolete or excess inventory was determined necessary as of June 30, 2010.

The following table presents the classification of inventory on-hand as of June 30, 2010 and December 31, 2009:

	Inventory at	Inventory at
	June 30, 2010	December 31, 2009
Raw Materials	$-	$-
Work-in-process	-	-
Finished Goods	457,902	-
Total Inventory	$457,902	$-

 NOTE 5 -  Property and equipment

Property and equipment at June 30, 2010 at cost, consisted of the following:

	June 30, 2010	December 31, 2009

Furniture	$23,942	19,905
Computer equipment	8,359	6,411
	32,301	26,316
Less accumulated depreciation	4,269	184
	$28,032	$26,132

Depreciation expense on property and equipment for the six month periods ended June 30, 2010 and 2009 was $4,269 and $3,916, respectively.

NOTE 6 -   Notes payable

The Company has issued promissory notes to independent third parties bearing interest at 9% per annum as follows:

On September 10, 2009, $500,000 repayable on the earlier of 120 days or the raising of
$3,000,000 through the sale of securities. This was repaid in the period ended March 31, 2010.

On September 21, 2009, $250,000 repayable once the Company has raised $6,000,000 through the sale of securities. This amount remains outstanding.

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

Notes totaling $1,075,000 plus accrued interest were converted into 2,172,452 shares of common stock during the six months ended June 30, 2010.

The fair value of each warrant is estimated on the date of grant using Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table.

Number of Warrants	% of Warrants Issued	Initial Vesting Date
2,000,000	100%	December 16, 2009

	Dividend Yield	0.00%
	Expected Volatility	278.79%
	Risk-Free Interest Rate	2.35%
	Contractual term	5 years
	Estimated term	2 years
	Stock Price at Date of Grant	$1.89
	Exercise Price	$1.00

900,000	100%	December 22, 2009

	Dividend Yield	0.00%
	Expected Volatility	278.79%
	Risk-Free Interest Rate	2.35%
	Contractual term	5 years
	Estimated term	2 years
	Stock Price at Date of Grant $1.80
	Exercise Price	$1.00

8,270,000	100%	February 24, 2010

	Dividend Yield	0.00%
	Expected Volatility	278.79%
	Risk-Free Interest Rate	2.35%
	Contractual term	5 years
	Estimated term	2 years
	Stock Price at Date of Grant	$1.25
	Exercise Price	$1.00

The total derivative expense for the six months ended June 30, 2010 was $11,839,030, representing the sum of (a) the $8,410,590 total derivative expense related to the abovementioned 8,270,000 warrants granted on February 24, 2010 as adjusted to reflect a mark-to-market valuation as of March 31, 2010, (b) the $40,600 amount by which the fair value of the abovementioned 2,900,000 warrants granted in December 2009 was adjusted to reflect a mark-to-market valuation as of March 31, 2010 and (c) the $3,387,840 amount by which the fair value of all of the abovementioned warrants was adjusted to reflect a mark-to-market valuation as of June 30, 2010.  The total derivative expense for the quarter ended June 30, 2010 was $3,387,840, representing the amount by which the fair value of all of the abovementioned warrants was adjusted to reflect a mark-to-market valuation as of June 30, 2010.

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

On February 24, 2010, the Company determined the fair value of these warrants to be $1,213,062. The fair value was determined by using the Black-Scholes-Merton option-pricing model based on the following estimates:

Number of Warrants	% of Warrants Issued	Initial Vesting Date
1,117,000	100%	February 24, 2010

	Dividend Yield	0.00%
	Expected Volatility	270.21%
	Risk-Free Interest Rate	2.69%
	Contractual term	5 years
	Estimated term	2 years
	Stock Price at Date of Grant	$1.25
	Exercise Price	$1.00

Debt issuance costs as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
Debt Issuance Cost	$1,695,362	$78,800
Accumulated amortization	(290,770)	(1,642)
Debt Issuance, end of period	$1,404,592	$77,158

Debt issuance expense for the periods ended June 30, 2010 and June 30, 2009 was $289,128 and $0, respectively.

NOTE 9 -   Capital Stock

Preferred Shares – Authorized

Zero preferred shares issued and outstanding as of June 30, 2010.

The Company has 10,000,000 preferred shares authorized at a par value of $0.0001 per share.

Common Shares - Authorized

The Company has 100,000,000 common shares authorized at a par value of $0.0001 per share.

Common Shares – Issued and Outstanding

As of June 30, 2010 the Company had 78,369,597 common shares issued and outstanding.

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

NOTE 10 – Related Party Transactions

As of June 30, 2010 there are prepayments for services to a stockholder and officer of the Company in the amount of $49,301.

Michel Gruering, the President, is a party to a Contract for Consultancy Services dated September 30, 2009 with Swissinso, pursuant to which he served as a strategic consultant to Swissinso for the period October 1, 2009 through March 31, 2010 at a consulting fee of CHF 18,000 per month. This contract was subsequently extended by mutual agreement until May 31, 2010 and further extended through June 2010 and July 2010, with a consulting fee of CHF 24,000 in total.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 11 – Lease

SwissINSO SA entered into a property lease contract initially for a three month period from November 2009 and then renewable at the request of the company and an agreement with the lessor subject to the continued availability of space.

The contract covers office space at a monthly rental cost of $4,605 and parking space at a monthly rental of $144. Rental cost for the period ended June 30, 2010 amounted to $34,293 (2009 nil), and the minimum future rental is $57,000 for each of the next five fiscal years. A lease security deposit of $1,445 was made and is repayable on termination of the lease.

NOTE 12 -  Concentrations of Risks

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).  Up to June 30, 2010 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.

All other deposit accounts at FDIC-insured institutions are insured up to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

The subsidiary company maintains its cash with sound international banking institutions.

NOTE 13 -  Commitments

Under agreements for the acquisition of industrial technology, the Company through its subsidiary was committed at June 30, 2010 as follows:

-	Payments for acquisition of technology over a 4 year period $ 319,951
-	Minimum royalties over a 5 year period Euro 120,000 $ 171,200

NOTE 14 – Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

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

The following discussion and analysis of our financial condition and results of operations are based on the unaudited financial statements as of June 30, 2010 and 2009, all of which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations – Three and six months ended June 30, 2010 compared to three and six months ended June 30, 2009

We are in the development stage and did not generate any revenues for the quarterly or six month periods ended June 30, 2010 or 2009.  During the quarter ended June 30, 2010, we incurred $836,386 of general and administrative expenses as we began to develop the business of SwissINSO that was acquired on October 19, 2009.  In addition, we incurred $106,591 in interest charges related to bridge loans received in September 2009 and convertible notes and warrants sold in a private placement in December 2009 and February 2010.  In comparison, during the quarter ended June 30, 2009, we incurred only $135,110 of general and administrative expenses and $927 of interest charges.  Our net loss before foreign currency translation adjustments during the quarter ended June 30, 2010 was $4,821,277, including a non-cash charge of $3,387,840 to reflect an adjustment to the fair value at June 30, 2010 of the warrants issued in connection with the sale of $5,585,000 of our convertible notes and warrants in the private placement, as compared with a net loss of $136,037 for the quarter ended June 30, 2009.

During the six months ended June 30, 2010, we incurred $1,396,151 of general and administrative expenses as we began to develop the business of SwissINSO that was acquired on October 19, 2009.  In addition, we incurred $183,605 in interest charges related to bridge loans received in September 2009 and convertible notes and warrants sold in a private placement in December 2009 and February 2010.  In comparison, during the six months ended June 30, 2009, we incurred only $262,904 of general and administrative expenses and $927 of interest charges.  Our net loss before foreign currency translation adjustments during the six months ended June 30, 2010 was $13,986,311, including a non-cash charge of $11,839,030, representing the sum of (a) the fair value for accounting purposes of the warrants issued in connection with the sale in February 2010 of $4,135,000 of our convertible notes and warrants in the private placement as adjusted as of March 31, 2010, (b) the amount by which the fair value of the warrants issued in connection with the sale in December 2009 of $1,450,000 of our convertible notes and warrants in the private placement was adjusted as of June 30, 2010 and (c) the amount by which the fair value of all of the warrants issued in connection with the sale of $5,585,000 of our convertible notes and warrants in the private placement was adjusted as of June 30, 2010, as compared with a net loss of $263,831 for the six months ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had a working capital surplus of $1,627,806 as compared with a working capital deficit at December 31, 2009 of $418,585.  During the past twelve (12) months, we have incurred significant operating expenses, and we expect to continue to incur additional significant operating expenses for manufacturing, research and development, marketing, sales channel development, general and administrative expenses and debt payments during the next twelve (12) months, contingent upon raising capital.

During the six months ended June 30, 2010, we repaid a $500,000 short-term loan which we received in September 2009 to meet the working capital needs of SwissINSO.  We expect to repay the remaining $250,000 in the foreseeable future.  We also sold $4,135,000 of our convertible notes and warrants in a private placement during the six months ended June 30, 2010.  The private placement is ongoing.  In addition, we have a commitment from a local Swiss bank to provide us with a credit facility equal to one-half of the funds raised in the private placement up to a maximum of CHF 5,000,000.

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

Going Concern Consideration

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  As discussed in the notes to the financial statements, we have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  Our ability to continue as a going concern is dependent on raising capital to fund SwissINSO’s business plan and ultimately to attain profitable operations.  During the quarter ended June 30, 2010, we incurred a net loss before foreign currency translation adjustments of $4,821,277, including a non-cash charge of $3,387,840 to reflect an adjustment to the fair value at June 30, 2010 of the warrants issued in connection with the sale of $5,585,000 of our convertible notes and warrants in the private placement.  During the six months ended June 30, 2010, we incurred a net loss before foreign currency translation adjustments of $13,986,311, including a non-cash charge of $11,839,030, representing the sum of (a) the fair value for accounting purposes of the warrants issued in connection with the sale in February 2010 of $4,135,000 of our convertible notes and warrants in the private placement as adjusted as of March 31, 2010, (b) the amount by which the fair value of the warrants issued in connection with the sale of in December 2009 of $1,450,000 of our convertible notes and warrants in the private placement was adjusted and (c) the amount by which the fair value of all of the warrants issued in connection with the sale of $5,585,000 of our convertible notes and warrants in the private placement was adjusted as of June 30, 2010.  We have an accumulated deficit since inception of $18,716,201, including a non-cash charge at June 30, 2010 of $14,669,430, representing the fair value for accounting purposes of the warrants issued in connection with the sale of $5,585,000 of our convertible notes and warrants in the private placement as adjusted as of June 30, 2010.  These factors raise substantial doubt about our ability to continue as a going concern.  As discussed above, management plans include obtaining additional capital from the sale of additional notes and warrants in the private placement and from bank borrowings.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.        Legal Proceedings.

None

Item 1A.     Risk Factors

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

On May 4, 2010, May 10, 2010 and June 17, 2010, three of the Subscribers in the Registrant’s ongoing private placement of Notes and Warrants – Centrum Bank AG, Massimo Giustibelli and Jean-Bernard Dumas – converted an aggregate of $425,000 of the Notes purchased by them together with accrued interest into 872,452 shares of the Registrant’s Common Stock.  All such securities were issued under Section 4(2) of the Securities Act of 1933, as amended, and Regulation S promulgated by the Securities and Exchange Commission thereunder.

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

SWISSINSO HOLDING INC.

Dated: August 13, 2010	By:	/s/ Yves Ducommun
Name: Yves Ducommun
Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2010	By:	/s/ Clive D. Harbutt
Name: Clive D. Harbutt
Title: Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer