Form 10-Q
period 2010-09-30
SWISSINSO HOLDING INC.
filed 2010-11-12
CIK 1437395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 12, 2010, there were outstanding 78,534,202 shares of Common Stock, par value $0.0001 per share.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
As of September 30, 2010 and December 31, 2009

ASSETS
	2010	2009
	September 30	December 31
	UNAUDITED
ASSETS

CURRENT ASSETS
Cash	$925,853	$243,697
Cash escrow	-	250,000
Account receivable	54,800	25,357
Other prepaids and receivables	53,393	34,809
Inventory	457,902	-
Total current assets	1,491,948	553,863

Non-current assets
Property and equipment, net	58,726	26,132
Deferred debt issuance cost, net	1,192,672	77,158
Security deposit	1,445	1,445
Total non-current assets	1,252,843	104,735

TOTAL ASSETS	$2,744,791	$658,598

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$278,220	$195,846
Accrued payroll and benefits	10,015	26,602
Promissory notes	250,000	750,000
Total current liabilities	538,235	972,448

Non-current liabilities
Accrued interest on notes payable	267,295	3,551
Convertible notes payable	4,760,000	1,450,000
Stock warrants liability	11,840,630	2,830,400
Total non-current liabilities	16,867,925	4,283,951

TOTAL LIABILITIES	17,406,160	5,256,399

Stockholders' deficit:
10,000,000 preferred shares, $0.0001 par value	-	-
Issued and outstanding shares : 0
Authorized :
100,000,000 common shares, $0.0001 par value
Issued and outstanding shares : 78,369,597 and 76,197,145	7,837	7,620

Additional paid in capital	2,456,399	157,328
Deficit accumulated during development stage	(17,098,912)	(4,729,890)
Accumulated other comprehensive income	(26,693)	(32,859)
Total stockholders' deficit	(14,661,369)	(4,597,801)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,744,791	$658,598

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
AND FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO SEPTEMBER 30, 2010
UNAUDITED

	Nine Months	Nine Months	Three Months	Three Months	Inception
	Ended	Ended	Ended	Ended	6/1/2006
	09/30/2010	09/30/2009	09/30/2010	09/30/2009	to 09/30/2010

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and Administrative	2,277,106	498,840	880,955	235,936	3,502,349
Stock warrants expense	9,010,230	-	(2,828,800)	-	11,840,630
Debt issuance expense	501,048	-	211,920	-	502,690
Research and Development	281,336	270,964	4,287	270,964	931,191
	12,069,720	769,804	(1,731,638)	506,900	16,776,860
OTHER INCOME
Interest income	202	11	32	11	233
Exchange gain	27	-	-	-	27
Gain on vehicle	-	-	-	-	6,816
	229	11	32	11	7,076

OTHER EXPENSES
Interest on debt	292,991	1,222	109,386	295	319,278
Other expenses	6,540	-	4,995	-	6,540
Commission on Debt	-	-	-	-	3,310
	299,531	1,222	114,381	295	329,128

NET INCOME (LOSS)	$(12,369,022)	$(771,015)	$1,617,289	$(507,184)	$(17,098,912)

Foreign currency adjustment	6,166	(8,437)	2,478	(4,145)	(26,693)

COMPREHENSIVE INCOME (LOSS)	(12,362,856)	(779,452)	1,619,767	(511,329)	(17,125,605)

Basic and diluted net income (loss) per share	$(0.16)	$(0.01)	$0.02	$(0.01)	$(0.29)

Weighted average shares outstanding - Basic and Diluted	77,620,174	57,875,458	78,369,597	72,826,087	58,103,764

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
AND FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO SEPTEMBER 30, 2010
UNAUDITED

			From
	Nine Months	Nine Months	Inception
	Ended	Ended	6/1/2006
	09/30/2010	09/30/2009	to 09/30/2010

NET INCOME (LOSS)	$(12,369,022)	$(771,015)	$(17,098,912)

OPERATING ACTIVITIES
Depreciation	9,140	6,684	16,036
Interest contributed by shareholder	-	1,222	2,809
Gain on sale of asset	-	-	(6,816)
Interest accrued on converted notes	11,226	-	11,226

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrueds	329,530	364,072	512,565
Decrease in deferred debt issuance cost	97,548	-	20,390
(Increase) / decrease in prepaids and other receivables	(48,027)	(23,100)	(108,194)
Increase in inventory	(457,902)	-	(457,902)
(Increase) in security deposit	-	-	(1,445)
Increase (decrease) in stock warrants liability	9,010,230	-	11,840,630

Net cash used in operating activities	(3,417,277)	(422,137)	(5,269,613)

INVESTING ACTIVITIES
Property and equipment acquisition	(41,733)	-	(102,771)
Cash received in acquisition of shell	-	-	670,357
Proceeds from sale of asset	-	-	34,080
Net cash provided by (used in) investing activities	(41,733)	0	601,666

FINANCING ACTIVITIES
Proceeds from convertible notes	4,635,000	-	5,835,000
Proceeds from issuance of shares	-	-	85,698
Repayment of borrowings	(500,000)	-	(521,500)
Debt due to shareholder	-	(48,281)	220,292
Loan form Holding		681,207
Net cash provided by financing activities	4,135,000	632,926	5,619,490

Effect of exchange rate on cash	6,166	(8,437)	(25,690)

INCREASE IN CASH	682,156	202,352	925,853

CASH AT BEGINNING OF PERIOD	243,697	-	-

CASH AT END OF PERIOD	$925,853	$202,352	$925,853

Supplementary non-cash disclosures :
Shares issued on conversion of notes	$1,086,226	$-	$1,086,226
Warrants issued to placement agent as commissions	$1,213,062	$-	$1,213,062

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO SEPTEMBER 30, 2010
UNAUDITED
						Deficit
						Accumulated
			Additional		Other	During the	Total
	Common Stock		Paid-In	Subscription	comprehensive	Development	Stockholders'
	Shares	Amount	Capital	receivable	income	Stage	Deficit

Balance - June 1, 2006		$-	$-	$-	$-	$-	$-

Common Stock issued in recapitalization of				-	-		-
Swissinso SA into Swissinso Holding Inc.
(par value $0.0001) (1)	50,000,000	5,000	75,644	(40,322)			40,322

Net loss from inception to December 31, 2006						(50,833)	(50,833)

Interest contributed by shareholder			26				26

Foreign currency exchange adjustment					(171)		(171)

Balance at December 31, 2006	50,000,000	5,000	75,670	(40,322)	(171)	(50,833)	(10,656)

Net loss for the year ended December 31, 2007						(28,003)	(28,003)

Interest contributed by shareholder			234				234

Foreign currency exchange adjustment					(2,569)		(2,569)

Balance at December 31, 2007	50,000,000	5,000	75,904	(40,322)	(2,740)	(78,836)	(40,994)

Net loss for the year ended December 31, 2008						(118,788)	(118,788)

Interest contributed by shareholder			1,033				1,033

Foreign currency exchange adjustment					(4,929)		(4,929)

Balance at December 31, 2008	50,000,000	5,000	76,937	(40,322)	(7,669)	(197,624)	(163,678)

Common Stock issued to acquire the shell
company at $0.001 per share
(par value $0.0001) (1)	25,100,000	2,510	(141,307)				(138,797)

Subscription on share capital of Swissinso SA				40,322			40,322

Common Stock issued pursuant to conversion
of shareholder loan to Swissinso SA	1,097,145	110	220,182				220,292

Net loss for the year ended December 31, 2009						(4,532,266)	(4,532,266)

Interest contributed by shareholder			1,516				1,516

Foreign currency exchange adjustment					(25,190)		(25,190)

Balance at December 31, 2009	76,197,145	$7,620	$157,328	$-	$(32,859)	$(4,729,890)	$(4,597,801)

Deferred debt issuance			1,213,062				1,213,062

Shares issued on conversion of notes	2,172,452	217	1,086,009				1,086,226

Net loss for the period ended September 30, 2010						(12,369,022)	(12,369,022)

Foreign currency exchange adjustment					6,166		6,166

Balance at September 30, 2010	78,369,597	$7,837	$2,456,399	$-	$(26,693)	$(17,098,912)	$(14,661,369)

(1) The Stockholders equity of Swissinso SA has been recapitalized to give effect to the shares received by the existing holders of Swissinso SA from the share exchange agreement with Pashminadepot.com Inc.

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC
(A Development Stage Company)
UNAUDITED

NOTES TO FINANCIAL STATEMENTS

September 30, 2010

NOTE 1 -   Organization and Business

SwissINSO Holding Inc., (the “Company”) was incorporated in the state of Florida on November 13, 2007 under the name “Pashminadepot.com, Inc.” Until May 31, 2009, it focused on the business of developing a website to sell Pashmina and other accessories. Due to the state of the economy, virtually no business was conducted and this business plan was abandoned. Management then sought an operating company with which to merge or to acquire.

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

The condensed consolidated financial statements of the Company included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K.

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

NOTE 2 -   Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising additional capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company has funded its initial operations by way of entering into a private placement offering. As of September 30, 2010 subscriptions of $5,835,000 had been received under the terms of the private placement documents.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -    Significant accounting policies

Accounting Basis

These consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the historical financial information of SwissINSO SA from inception to September 30, 2010. Intercompany transactions and balances have been eliminated.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company’s international subsidiary have been translated into United States dollars by translating balance sheet accounts at year end and period end exchange rates except for non-current assets which are translated at historical exchange rates, and statement of operations accounts at average exchange rates for the periods. Foreign currency transaction gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated Other Comprehensive Income. The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Income, was a loss of $26,693 as of September 30, 2010.

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

Cash and Cash Equivalents

Cash and cash equivalents are comprised of current bank balances. The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

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

Financial Instruments

The Company's financial instruments consist of notes payable to third parties and subscriptions to convertible debt at $0.50 per share issued under the terms of a private placement offering.

It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments and that their fair values approximate their carrying values except where separately disclosed.

Derivative Financial Instruments

The Company’s objectives in using derivative financial instruments are to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC topic 815-40 "Derivatives and Hedging – Contracts in Entity’s own Equity". The estimated fair value of the derivative liabilities is calculated using the Black-Scholes-Merton method where applicable and such estimates are revalued at each balance sheet date, with changes in the value recorded as stock warrant expense in the consolidated statements of operations.

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

Net Loss Per Share

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. The Company has issued convertible notes with warrants which are potentially dilutive common shares. For the periods presented, this calculation proved to be anti-dilutive. As a result, the basic net income (loss) per share is $0.02 and $(0.16) for the three and nine month periods ended September 30, 2010, respectively.

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

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company’s policy is to regularly assesses slow-moving, excess and obsolete inventory and establish a reserve against any amounts determined to have such characteristics.  No slow-moving, obsolete or excess inventory was determined necessary as of September 30, 2010.

The following table presents the classification of inventory on-hand as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Raw Materials	$-	$-
Work-in-process	-	-
Finished Goods	457,902	-
Total Inventory	$457,902	$-

NOTE 5 -    Property and equipment

Property and equipment at September 30, 2010 at cost, consisted of the following:

	September 30, 2010	December 31, 2009

Furniture	$36,352	19,905
Computer equipment	31,698	6,411
	68,050	26,316
Less accumulated depreciation	9,324	184
	$58,726	$26,132

Depreciation expense on property and equipment for the nine months period ended September 30, 2010 and 2009 was $9,140 and $6,684, respectively.

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

NOTE 7 -    Convertible notes with warrants

The Company has received subscriptions of $5,835,000 from the sale of 9% Secured Convertible Notes with Warrants issued in a private placement. The notes are secured by all of the assets of the Company and are convertible into shares of common stock at a conversion price of $0.50 per share. Conversion may be exercised by the holder at any time prior to the maturity date which is 24 months from the date of issue. The warrants are exercisable for an equivalent number of shares at an exercise price of $1.00 per share within five years of issuance date.

Notes totaling $1,075,000 plus accrued interest were converted into 2,172,452 shares of common stock during the nine months ended September 30, 2010.

The fair value of each warrant is estimated on the date of grant using Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table.

Number of Warrants	% of Warrants Issued	Initial Vesting Date
2,000,000	100%	December 16, 2009

	Dividend Yield	0.00%
	Expected Volatility	240.94%
	Risk-Free Interest Rate	2.35%
	Contractual term	5 years
	Estimated Remaining term	1.25 years
	Stock Price at Date of Grant	$1.89
	Exercise Price	$1.00

900,000	100%	December 22, 2009

	Dividend Yield	0.00%
	Expected Volatility	240.94%
	Risk-Free Interest Rate	2.49%
	Contractual term	5 years
	Estimated Remaining term	1.25 years
	Stock Price at Date of Grant	$1.80
	Exercise Price	$1.00

8,270,000	100%	February 24, 2010

	Dividend Yield	0.00%
	Expected Volatility	240.94%
	Risk-Free Interest Rate	2.40%
	Contractual term	5 years
	Estimated Remaining term	1.42 years
	Stock Price at Date of Grant	$1.25
	Exercise Price	$1.00

500,000	100%	September 15, 2010

	Dividend Yield	0.00%
	Expected Volatility	240.94%
	Risk-Free Interest Rate	1.46%
	Contractual term	5 years
	Estimated Remaining term	2.0 years
	Stock Price at Date of Grant	$1.18
	Exercise Price	$1.00

The total derivative expense for the nine months ended September 30, 2010 was $9,010,230, representing (a) the sum of (i) $10,908,130 total derivative expense related to the abovementioned 8,270,000 warrants granted on February 24, 2010 as adjusted to reflect a mark-to-market valuation as of June 30, 2010, (ii) $930,900 by which the fair value of the abovementioned 2,900,000 warrants granted in December 2009 was adjusted to reflect a mark-to-market valuation as of June 30, 2010 and (iii) $545,500 total derivative expense related to the abovementioned 500,000 warrants granted on September 15, 2010 as adjusted to reflect a mark-to-market value on the date of issuance, less (b) the amount of $3,374,300 amount by which the fair value of all of the abovementioned warrants was adjusted to reflect a mark-to-market valuation as of September 30, 2010.

The total derivative unrealized gain for the quarter ended September 30, 2010 was $2,828,800 representing the amount by which the fair value of all of the abovementioned warrants was adjusted to reflect a mark-to-market valuation as of September 30, 2010 less the value of the warrants granted on September 15, 2010.

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

On February 24, 2010, the Company determined the fair value of these warrants to be $1,213,062. The fair value was determined by using the Black-Scholes-Merton option-pricing model based on the following assumptions:

Number of Warrants	% of Warrants Issued	Initial Vesting Date
1,117,000	100%	February 24, 2010

	Dividend Yield	0.00%
	Expected Volatility	270.21%
	Risk-Free Interest Rate	2.69%
	Contractual term	5 years
	Estimated Remaining term	2 years
	Stock Price at Date of Grant	$1.25
	Exercise Price	$1.00

Debt issuance costs as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
Debt Issuance Cost	$1,695,362	$78,800
Accumulated amortization	(502,690)	(1,642)
Debt Issuance, end of period	$1,192,672	$77,158

Debt issuance expense for the periods ended September 30, 2010 and September 30, 2009 was $501,048 and $0, respectively.

NOTE 9 -   Capital Stock

Preferred Shares – Authorized

Zero preferred shares issued and outstanding as of September 30, 2010.

The Company has 10,000,000 preferred shares authorized at a par value of $0.0001 per share.

Common Shares - Authorized

The Company has 100,000,000 common shares authorized at a par value of $0.0001 per share.

Common Shares – Issued and Outstanding

As of September 30, 2010 the Company had 78,369,597 common shares issued and outstanding.

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

NOTE 10 – Related Party Transactions

As of September 30, 2010 there are prepayments for services to a stockholder and officer of the Company in the amount of $54,800.

Michel Gruering, the President, is a party to a Contract for Consultancy Services dated September 30, 2009 with SwissINSO, pursuant to which he served as a strategic consultant to SwissINSO for the period October 1, 2009 through March 31, 2010 at a consulting fee of CHF 18,000 per month. This contract was subsequently extended by mutual agreement until May 31, 2010 and further extended through July 2010 with a consulting fee of CHF 24,000 in total.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 11 – Lease

SwissINSO entered into a property lease contract initially for a three month period from November 2009 and then renewable at the request of the company and an agreement with the lessor subject to the continued availability of space.

This contract covered office space at a monthly rental cost of $4,605 and parking space at a monthly rental of $144.

On August 16, 2010 SwissINSO entered into a property rental agreement with Fondation Scientifique EPFL Lausanne, Switzerland and subsequently on September 13 and 15, 2010 two separate rental agreements for parking.

The rental period in relation to these agreements is monthly with no defined termination period.  There is a six month termination period by the landlord and a three month notice period by the tenant at any month end close.

The monthly office rental is $8,074 (excluding TVA) and the parking space rental is $1,410 per month (excluding TVA).

The rental cost for the period ended September 30, 2010 totaled $52,240 (2009 nil), of which $42,471 was for the previous premises and parking and $9,769 was in respect of the new rental agreement.

NOTE 12 -  Concentrations of Risks

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). Up to September 30, 2010 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.

All other deposit accounts at FDIC-insured institutions are insured up to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

SwissINSO maintains its cash with sound international banking institutions.

NOTE 13 - Commitments

Under agreements for the acquisition of industrial technology, the Company through its subsidiary was committed at September 30, 2010 as follows:

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

The following discussion and analysis of our financial condition and results of operations are based on the unaudited financial statements as of September 30, 2010 and 2009, all of which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations – Three and nine months ended September 30, 2010 compared to three and nine months ended September 30, 2009

We are in the development stage and did not generate any revenues for the quarterly or nine month periods ended September 30, 2010 or 2009.  During the quarter ended September 30, 2010, we incurred $880,955 of general and administrative expenses, $211,920 of debt issuance costs and $4,287 of research and development expenses as we continued to develop the business of SwissINSO that was acquired on October 19, 2009.  In addition, we incurred $109,386 in interest charges related to bridge loans received in September 2009 and convertible notes sold in a private placement in December 2009, February 2010 and September 2010.  In comparison, during the quarter ended September 30, 2009, we incurred only $235,936 of general and administrative expenses, $270,964 of research and development expenses, $295 in interest charges and no debt issuance costs.  The $645,019 increase in general and administrative expenses in the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009 was due principally to an increase in payroll, travel and entertainment, consulting and marketing expenses incurred by the Company’s subsidiary, SwissINSO SA, in the operation of its business and in Board fees, corporate expenses, insurance and legal and audit fees incurred by the Company as a public entity.  We achieved a net profit before foreign currency translation adjustments of $1,617,289 during the quarter ended September 30, 2010 principally as a result of a $2,828,800 non-cash adjustment to the fair value at September 30, 2010 of the warrants issued in connection with the sale of $5,835,000 of our convertible notes and warrants in the private placement, as compared with a net loss of $507,184 for the quarter ended September 30, 2009.

During the nine months ended September 30, 2010, we incurred $2,277,106 of general and administrative expenses, $501,048 of debt issuance costs and $281,336 of research and development expenses as we continued to develop the business of SwissINSO that was acquired on October 19, 2009.  In addition, we incurred $292,991 in interest charges related to bridge loans received in September 2009 and convertible notes sold in a private placement in December 2009, February 2010 and September 2010.  In comparison, during the nine months ended September 30, 2009, we incurred only $498,840 of general and administrative expenses, $270,964 of research and development expenses, $1,222 in interest charges and no debt issuance costs. The $1,778,266 increase in general and administrative expenses in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was due principally to an increase in payroll, travel and entertainment, consulting and marketing expenses incurred by the Company’s subsidiary, SwissINSO SA, in the operation of its business and in Board fees, corporate expenses, insurance and legal and audit fees incurred by the Company as a public entity. Our net loss before foreign currency translation adjustments during the nine months ended September 30, 2010 was $12,369,022, including a non-cash charge of $9,010,230, representing (a) the sum of (i) the fair value for accounting purposes of the warrants issued in connection with the sale in February 2010 of $4,135,000 of our convertible notes and warrants in the private placement as adjusted to reflect a mark-to-market valuation as of June 30, 2010, (ii) the amount by which the fair value of the warrants issued in connection with the sale in December 2009 of $1,450,000 of our convertible notes and warrants in the private placement was adjusted to reflect a mark-to-market valuation as of June 30, 2010 and (iii) the fair value of the warrants issued in connection with the sale in September 2010 of $250,000 of our convertible notes and warrants in the private placement as adjusted to reflect a mark-to-market value on the date of issuance less (b) the amount by which the fair value of all of the warrants issued in connection with the sale of $5,835,000 of our convertible notes and warrants in the private placement was adjusted to reflect a mark-to-market valuation as of September 30, 2010, as compared with a net loss before foreign currency translation adjustments of $771,015 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had a working capital surplus of $953,713 as compared with a working capital deficit at December 31, 2009 of $418,585.  During the past twelve (12) months, we have incurred significant operating expenses, and we expect to continue to incur additional significant operating expenses for manufacturing, research and development, marketing, sales channel development, general and administrative expenses and debt payments during the next twelve (12) months, contingent upon raising capital.

During the nine months ended September 30, 2010, we repaid a $500,000 short-term loan which we received in September 2009 to meet the working capital needs of SwissINSO.  We expect to repay the remaining $250,000 in the foreseeable future.  We also sold $4,385,000 of our convertible notes and warrants in a private placement during the nine months ended September 30, 2010.  The private placement is ongoing.  In addition, we have a commitment from a local Swiss bank to provide us with a credit facility equal to one-half of the funds raised in the private placement up to a maximum of CHF 5,000,000.

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

Going Concern Consideration

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  As discussed in the notes to the financial statements, we have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  Our ability to continue as a going concern is dependent on raising capital to fund SwissINSO’s business plan and ultimately to attain profitable operations.  During the quarter ended September 30, 2010, we achieved a net profit before foreign currency translation adjustments of $1,617,289 principally as a result of a $2,828,800 non-cash adjustment to the fair value at September 30, 2010 of the warrants issued in connection with the sale of $5,835,000 of our convertible notes and warrants in the private placement.  During the nine months ended September 30, 2010, we incurred a net loss before foreign currency translation adjustments of $12,369,022, including the non-cash charge of $9,010,230 referred to in the second paragraph of the above discussion of our Results of Operations.  We have an accumulated deficit since inception of $17,098,912, including a non-cash charge at September 30, 2010 of $11,840,630, representing the fair value for accounting purposes of the warrants issued in connection with the sale of $5,835,000 of our convertible notes and warrants in the private placement as adjusted to reflect a mark-to-market valuation as of September 30, 2010.  These factors raise substantial doubt about our ability to continue as a going concern.  As discussed above, management plans include obtaining additional capital from the sale of additional notes and warrants in the private placement and from bank borrowings.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Reference is made to the Current Report on Form 8-K filed by the registrant on September 21, 2010 for information regarding the unregistered sales of equity securities during the quarter ended September 30, 2010.

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

SWISSINSO HOLDING INC.

Dated: November 12, 2010	By: /s/ Yves Ducommun
Name: Yves Ducommun
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2010	By: /s/ Clive D. Harbutt
Name: Clive D. Harbutt
Title: Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)