Form 10-K
period 2010-12-31
SWISSINSO HOLDING INC.
filed 2011-04-15
CIK 1437395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-151909

SWISSINSO HOLDING INC.
(Exact Name of Registrant as Specified In its Charter)

Delaware	90-0620127
(State or Other Jurisdiction of incorporation or organization)	(I.R.S.Employer Identification Number)

590 MADISON AVENUE, 21ST FLOOR
NEW YORK, NEW YORK 10022
(Address of principal executive offices)

Registrant’s telephone number, including area Code  (212) 521-4017

Securities registered Under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered Under Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	OTCBB
___________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☐         Non-accelerated filer ☐        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates (35,502,142 shares) was approximately $49,702,998, based on the last sale price of $1.40 for such common equity on June 30, 2010, the end of the issuer’s most recently completed second fiscal quarter.

As of April 7, 2011, there were outstanding 78,599,287 shares of the issuer’s Common Stock, par value $0.0001 per share.

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

We have based the forward-looking statements relating to our operations on management's current expectations, estimates and projections about us and the industry in which we operate.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict.  In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate.  Accordingly, our actual results may differ materially from those contemplated by these forward-looking statements.  Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition and other factors.

SWISSINSO HOLDING INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Since its inception, SwissINSO has devoted substantially all of its efforts to planning, raising capital, research and development, determining market needs, obtaining the rights to the technologies to be used in its business, developing markets for its products and identifying sources for the manufacture of its products.  SwissINSO has not generated any revenues since its inception.

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

Principal Products

SwissINSO is focused on the manufacture and sale of two products: Krystall, a self-contained solar-powered water purification and bottling unit using a patented low energy membrane filtration system, and Klymaa, unique, proprietary colored cladding solar thermal panels to provide an environmentally-friendly air conditioning or heating solution for buildings.

Water Purification

To address the global shortage of clean, healthy drinking water, SwissINSO has developed KRYSTALL, a self-contained mobile water purification and bottling unit using a proprietary membrane filtration system, powered by highly efficient photovoltaic solar panels and hosted in standard-sized transportable containers.  Each unit is energy self-sufficient with minimal operational and maintenance costs.  SwissINSO believes that this product represents the first truly “green” solution to drinking water shortages, as it is autonomous, decentralized and sustainable and because each unit is capable of converting brackish, sea or spoiled surface water into 25,000 to 200,000 liters of high quality drinking water each day.  Purification by reverse osmosis removes all suspended solids, turbidity, viruses, bacteria and most organic compounds.  The purified water is flowing into an atmospheric tank or feeding a bottling line.  The pumps and compressors are powered through an array of photovoltaic panels.  SwissINSO’s target market for this product includes NGO’s, governmental agencies, local communities, local water suppliers, water bottlers and beverage bottlers in the Middle East, Africa, Australia, Asia, Latin America and Southern Europe.  SwissINSO assembled its first KRYSTALL unit in the first quarter of the fiscal year ended December 31, 2010 and officially launched it on April 22, 2010.  SwissINSO has entered into sales contracts with distribution partners in Malaysia and Algeria for two KRYSTALL units and is in advanced negotiations with several entities for the sale of a significant number of additional KRYSTALL units.  Due to the political and economic challenges in the areas in which the current and prospective distribution partners operate, however, no assurance can be given that SwissINSO will be successful in completing the sales contracts for the initial KRYSTALL units or in consummating sales or distribution agreements for additional units.

Air Cooling and Heating

Utilizing a proprietary nanotechnology coating process technology, SwissINSO has developed KLYMAA, novel colored opaque thermal solar panels that provide an energy and cost-effective air cooling or heating solution for the building industry.  SwissINSO’s system combines water circulation solar collectors to generate thermal energy with adsorption coolers to transform the generated hot water into cold air to refresh the building.  The system uses solar technology colored glazed cladding panels to capture solar radiation and convert it to heat.  The panels, which are opaque to the human eye but transparent to sunlight, form a full or partial solar envelope around a building to maximize the heat capturing capability of the facades.  Water circulating within the panels is heated and then feeds the heating system of the building or is converted into cold water in an adsorption chiller which then cools the air flowing around it and then circulates it through the building’s ventilation system.  The system is a totally “green” solution as it is self-powered with solar energy, eliminates the need for grid-powered HVAC installations, meets 100% of a building’s thermal control needs with solar power, is sustainable and does not emit carbon dioxide.  SwissINSO’s target market for this product includes architects, property developers, building contractors and curtain wall manufacturers worldwide.

Intellectual Property

SwissINSO has entered into exclusive technology transfer and license agreements for what we believe are breakthrough technologies that serve as the core of our business and that we believe will provide high value to customers and also carry significant barriers to entry.  These licenses bring a breadth of fully-developed, proven technologies to SwissINSO, thereby minimizing development time, costs and risks. SwissINSO’s technologies include a novel reverse osmosis filtration technology from Membran-Filtrations-Technik GmbH (“MFT”) whose low energy consumption now permits us to power the whole water purification process by solar energy without extensive photovoltaic panels array and a new technology of high-transmission colored solar glass coating from Ecole Polytechnique Federale de Lausanne (“EPFL”) for the air cooling of buildings.

EPFL Agreement

Pursuant to a Technology Transfer and Research Agreement with EPFL signed on December 12, 2008, EPFL will transfer the scientific and technical knowledge with respect to the technology of color glazing by magnetron sputtering for solar thermal collectors in order for SwissINSO to further develop and commercially exploit this technology.  The EPFL agreement also provides for EPFL to perform certain research work with regard to this technology for the benefit of SwissINSO.  Pursuant to the EPFL agreement, SwissINSO agreed to make payments to EPFL aggregating CHF 920,000 during the four year term of the agreement.  An initial payment of CHF 322,800 was made to EPFL on September 14, 2009, and a subsequent payment of CHF 300,000 was made to EPFL on April 29, 2010.

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

Competition

A significant and increasing number of companies have entered the sustainable resource market universe in the recent past.  Solar energy supply, as a replacement for unsustainable fossil fuel resources, forms one aspect of this global enterprise.  Water purification is another aspect but aims, via new technologies, to increase availability of an abundant natural resource to meet critical global socio-economic development needs.  The industry is, however, in its infancy, and projected future global demand is very large and growing.  The key to success in this growing and evolving market is essentially a company’s technological advantage over its competitors and its ability rapidly to capitalize on market opportunities and sustain this advantage over time.  In the water purification and thermal control of buildings sectors in which SwissINSO operates, the solutions being marketed are very diverse and, at present, address mostly broad-based application needs geared to mega-market dynamics (e.g., general electrical energy supply and mega-desalination facilities).  Most of the companies involved in such broad-based application needs have significantly greater financial and other resources with which SwissINSO cannot compete.  As a result, SwissINSO has strategically elected to apply its proprietary technologies, which it believes are four to five years ahead of its competitors, to benefit very specific and more targeted end-user requirements - the “grid-independent” delivery of 100% of a glass building’s air cooling/heating energy needs and a conventional energy-free solution to powering a best-in-class mobile water purification system - in two self-defined niche markets where SwissINSO can make a significant and immediate impact.

Employees

SwissINSO currently has eleven (11) full-time employees, of which 5.5 are production-related, 3.5 have sales and marketing responsibilities and 2 have financial and administrative responsibilities.

Significant Subsidiaries

As of December 31, 2010, our sole subsidiary was SwissINSO.

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

We make available free of charge our annual, quarterly and current reports, proxy statements and other information upon request. To request such materials, please contact Manuel de Sousa, our Chief Financial Officer, at 590 Madison Avenue, 21st Floor, New York, New York 10022, or call (212) 521-4017.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other properties.  The Registrant’s executive offices are located at 590 Madison Avenue, 21st Floor, New York, New York 10022, and SwissINSO’s executive offices are located at EPFL, Parc Scientifique, Building D, 3rd floor, Avenue J.D. Colladon, CH-1015 Lausanne, Switzerland, and its telephone number is 011 41 21 693 86 40.  SwissINSO also has warehousing and assembly space located at c/o Felix Constructions, Route de la Pale 14, 1026 Denges, Switzerland.  We believe our properties are adequate for our current needs and will be sufficient to serve the needs of our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of Common Stock are publicly traded on the OTC Bulletin Board under the symbol “SWHN.OB”.  Until October 19, 2009, there was no trading in our Common Stock and no bid or ask prices quoted.  During the period from October 19, 2009 until December 31, 2009, the high and low sale prices for our Common Stock were $2.17 and $1.45, respectively.  During the fiscal year ended December 31, 2010, the high and low bid prices for our Common Stock were:

Period	High Bid Price	Low Bid Price
Quarter Ended March 31, 2010	$1.92	$1.20
Quarter Ended June 30, 2010	$1.57	$1.10
Quarter Ended September 30, 2010	$1.40	$1.01
Quarter Ended December 31, 2010	$1.23	$0.20

Record Holders

As of April 7, 2011, there were 78,599,287 shares of Common Stock issued and outstanding, held by approximately 31 holders of record as indicated on the records of our transfer agent.

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

ITEM 6.      SELECTED FINANCIAL DATA

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

The following discussion and analysis of our financial condition and results of operations are based on the audited financial statements as of December 31, 2010 and 2009, all of which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations - Year ended December 31, 2010 compared to year ended December 31, 2009

We are in the development stage and did not generate any revenues for the fiscal year ended December 31, 2010 or 2009.  During the fiscal year ended December 31, 2010, we incurred $3,777,546 of general and administrative expenses and $287,632 of research and development expenses as we accelerated the development of the business of SwissINSO and $712,968 of debt issuance expense.  In addition, we incurred $399,856 in interest charges related to $750,000 of bridge loans received in September 2009 and $6,035,000 of convertible notes sold in a private placement from December 2009 through December 2010.  In comparison, during the fiscal year ended December 31, 2009, we incurred $1,032,215 of general and administrative expenses and $649,855 of research and development expenses as we began to develop the business of SwissINSO that was acquired on October 19, 2009 and a nominal amount of debt issuance expense.  In addition, we incurred $24,994 in interest charges related to the bridge loans received in September 2009.  Our net loss before foreign currency translation adjustments during the fiscal year ended December 31, 2010 was $5,980,379, including a non-cash charge of $797,600, representing the change from December 31, 2009 to December 31, 2010 in fair value for accounting purposes of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in a private placement, as compared to a net loss before foreign currency translation adjustments during the fiscal year ended December 31, 2009 of $4,532,266, including a non-cash charge of $2,830,400, representing the fair value for accounting purposes of the warrants issued in connection with the sale in December 2009 of $1,450,000 of our convertible notes and warrants in the private placement.

Liquidity and Capital Resources

As of December 31, 2010, we had a working capital deficit of $465,377 as compared with a working capital deficit at December 31, 2009 of $418,585.  During the past twelve (12) months, we have incurred significant operating expenses, and we expect to continue to incur additional significant operating expenses for manufacturing, research and development, marketing, sales channel development, general and administrative expenses and debt payments during the next twelve (12) months, contingent upon raising capital.

During the year ended December 31, 2010, we sold $4,585,000 of our convertible notes and warrants in a private placement after having sold $1,450,000 of such convertible notes and warrants in December 2009.  The private placement is ongoing.  In addition, we received a short-term loan aggregating $500,000 in December 2010 from one of our convertible note holders and additional short-term loans aggregating approximately $250,000 in March 2011 from our Chief Executive Officer and one of our shareholders to meet the working capital needs of SwissINSO.

We do not have any other available credit, bank financing or other external sources of liquidity and will need to obtain substantial additional capital in order to develop SwissINSO’s business operations, effectuate its business plan and become profitable.  In order to obtain such capital, we will need to sell additional notes and warrants in the private placement and/or borrow additional funds from lenders.  There can be no assurance that we will be successful in obtaining such additional funding.  If we are not successful in raising sufficient capital, this would have a material adverse effect on our business, results of operations, liquidity and financial condition.  We will also need to sell additional KRYSTALL units and collect payment for the orders already received.  Despite the significant progress we have made in building our distribution network following the launch of KRYSTALL in April 2010, a longer than expected sales cycle and political and economic upheaval in the Middle East and Northern Africa have prevented us from reaching some of our initial sales milestones and caused delays in collecting agreed upon payments for the first orders of our KRYSTALL units.

Going Concern Consideration

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  As discussed in the notes to the financial statements, we have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern.  Our ability to continue as a going concern and ultimately to attain profitable operations is dependent on (a) raising capital to fund SwissINSO’s business plan, (b) collecting payments for the initial orders of KRYSTALL units, (c) accelerating the sales and payment cycles for new orders of KRYSTALL units, (d) expanding our distribution network for KRYSTALL around the world and (e) developing the KLYMAA business.  We incurred a net loss before foreign currency translation adjustments during the fiscal year ended December 31, 2010 of $5,980,379, including a non-cash charge of $797,600, representing the change from December 31, 2009 to December 31, 2010 in fair value for accounting purposes of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in a private placement, and have an accumulated deficit since inception of $10,710,269, including a non-cash charge of $3,628,000, representing the fair value for accounting purposes at December 31, 2010 of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in the private placement.  These factors continue to raise substantial doubt about our ability to continue as a going concern.  As discussed above, management plans include obtaining additional capital from the sale of additional notes and warrants in the private placement, from bank borrowings and from sales of KRYSTALL units.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included herein beginning at page F-1.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.     CONTROLS AND PROCEDURES

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Based on such evaluation, and as discussed in greater detail below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective:

● to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and

● to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.  Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements.  Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets,

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of management and directors and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on the assessment using those criteria, our management concluded that the internal control over financial reporting was effective at December 31, 2010.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

In December 2010, SwissINSO borrowed $500,000 from one of our convertible note holders to meet the working capital needs of SwissINSO.  This loan is to be repaid without interest on or before May 11, 2011.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, years elected and principal offices and positions of our current directors and executive officers and a significant employee of SwissINSO:

Name	Year First Elected As Officer or Director	Age	Office

Michel Gruering	2009	58	President and Director

Yves Ducommun	2009	60	Chief Executive Officer, Secretary and Director

Clive D. Harbutt	2009	54	Director

Suhail Konstantin Saad	2009	56	Chairman of the Board of Directors

Manuel de Sousa	2011	36	Chief Financial Officer

Paul de Belay	2009	50	Vice President Sales & Marketing of SwissINSO

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

Suhail Konstantin Saad is currently Principal Partner of Algorythme Sarl, Switzerland, an Investment and Business Development Advisory consultancy he founded in September 2009.  Over his 30+ year career, Mr. Saad has been active in three key functional areas – initially Brand and Marketing Management, followed by Line Management with P&L responsibility, and most recently Corporate Strategy, Business Development and M&A.  His business experience has been gained over a very broad range of geographies, including Western Europe, the United States, the Middle East/Africa, Eastern Europe and the CIS and Asia.  From July 2007 until May 2009, Mr. Saad was retained by Japan Tobacco to assist its Business Development Group in the Merger Integration process subsequent to the $19 Billion acquisition by Japan Tobacco of Gallaher Group plc, a FOOTSIE 50 company based in the United Kingdom, where Mr. Saad held the position of Corporate Head of Business Development and M&A (CSO) from January 2000.  During 2006, Mr. Saad led the deal process for Gallaher Group plc leading to the sale of the company to Japan Tobacco.  From 2000 to 2006 at Gallaher Group plc, Mr. Saad was a key driver behind a 7-year Acquisition and Business Development Strategy which grew unit sales five-fold, doubled EBITDA to $1.5 Billion, delivered a 6-year total shareholder return of over 600% while increasing the company’s geographic business base from the core united Kingdom market to the EU, the CIS, the Middle East/Africa and Asia.  Prior to his mandate at Gallaher Group plc, Mr. Saad’s career included Business Development and M&A responsibilities at RJRT (Senior Director International from 1997 to 1999), Line Management P&L accountabilities at RJRTI/Nabisco (Managing Director Africa, General Manager Middle East from 1990 to 1996) and at Swedish Match AB (Regional VP, France and Central/Southern Europe from 1984 to 1986) and Brand and Marketing Management accountabilities at FJ Burrus SA (Chief Marketing Officer/CMO from 1987 to 1989 as well as at RJRTI and Proctor & Gamble from 1977 to 1983).  From 2005 to 2006, Mr. Saad served on the Supervisory and Advisory Board of Directors of Lekkerland Ko & KG, a leading Pan-European logistics company with sales turnover of Euro 11 Billion.  He also served on the internal Boards of Gallaher Group plc subsidiaries and on the Board of RGI SA, a 50/50 joint venture between Reynolds Tobacco USA and Gallaher Group plc from 2002 to 2006.  Mr. Saad is a Belgian citizen and holds a BA from Cornell University and a PED from IMD, Lausanne.

Manuel de Sousa has been Chief Financial Officer of SwissINSO since January 1, 2011 and became our Chief Financial Officer on April 12, 2011.  From January 2003 until October 2010, he worked for Stryker Corporation, the world’s leader in medical technology products, where he held several leadership positions in Finance, Logistics, Quality Assurance, Compliance and Administration and most recently he was the Chief Financial Officer of Stryker Europe, Middle East and Africa ($1.2 Billion turnover) and business partner to the President of the division.  From November 2000 until December 2002, he worked with Philip Morris Corporate Audit where he was responsible for financial and operational audits in Kazakhstan, Russia, Brazil and six European countries.  From June 1999 until October 2000, he was European Controller for Cytyc International SA, the European headquarters of a fast-growing US medical device company.  From June 1994 until May 1999, he had financial responsibility for several European subsidiaries of Beckman Coulter Instruments in Switzerland and also led the integration of the manufacturing and export business of the UK Coulter Corporation post-acquisition.  He holds a BA in Business Administration from the School of Economics and Business Administration (SEBA/ESCEA) in Lausanne and an MSc in Financial Management from the University of London.  He also attended an executive leadership program at the Harvard Business School.

Paul de Belay has been Vice President Sales & Marketing of SwissINSO since November 2009.  From 2007 until June 2009 he was Marketing and Programs Director, EMEA for PPG Europe Sarl, an architectural glass and protective coatings company in Rolle, Switzerland.  From July 2005 until December 2006, Mr. de Belay was General Manager, EMEA for Hyosung Corp., a textile fibers company in Milan and Geneva, and for twenty years prior thereto he held various marketing, sales and management positions in Geneva, Hong Kong and Warsaw with DuPont de Nemours International.  Mr. de Belay is a Swiss citizen and holds a BS degree in International Relations and Economics from Beloit College.

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

Each of our directors serves for a term of one year or until his successor is elected at our annual shareholders’ meeting and is qualified, subject to removal by our shareholders.  Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at the annual meeting of the Board of Directors and is qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in their ownership with the SEC, and forward copies of such filings to us.  We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2010, all reporting persons complied with all applicable Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Conduct and Ethics for Directors, Officers and Employees.  A copy of such code is filed herewith as Exhibit 14 to this Annual Report on Form 10-K.

Committees

At this time, we do not have a separate audit committee, nominating committee or compensation committee, as the functions of such committees are performed by the entire Board of Directors.  The Board of Directors has determined that Clive D. Harbutt, formerly our interim Chief Financial Officer, would qualify as an “audit committee financial expert” as defined by the applicable SEC rules.  However, Mr. Harbutt would not be deemed to be independent as independence for audit committee members is defined in Section 10A-3(B) of the Exchange Act.  We have not yet established procedures by which our shareholders may recommend nominees to our Board of Directors.

ITEM 11.      EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation awarded to, paid to or earned by our Chief Executive Officer, our President, our former Interim Chief Financial Officer and the Vice President Sales & Marketing of SwissINSO for the fiscal years ended December 31, 2010 and 2009.  During such fiscal years, there were no other executive officers or significant employees.

Name and Principal Position	Year	Salary(1)	All Other Compensation(1)		Total(1)
Yves Ducommun, Chief Executive Officer	2010	$292,426	$54,308	(2)	$346,734
	2009	$368,348	$33,053	(3)	$401,401
Michel Gruering, President	2010	-0-	$189,837	(4)	$189,837
	2009	-0-	$119,485	(5)	$119,485
Clive D. Harbutt, Interim Chief Financial Officer (6)	2010	-0-	$170,182	(4)	$170,182
	2009	-0-	-0-		-0-
Paul de Belay, Vice President Sales & Marketing of SwissINSO	2010	$239,693	$38,308	(2)	$278,001
	2009	$35,004	$-0-		$35,004

(1)  Salary and all other compensation were paid in Swiss francs and have been converted at a rate of 1 Swiss franc=0.95877 US dollars for 2010 and 1 Swiss franc=0.96934 US dollars for 2009.

(2)  Represents total employer’s benefits contribution paid during 2010.

(3)  Represents total employer’s benefits contribution paid during 2009.

(4)  Represents consulting fees paid during 2010.

(5)  Represents consulting fees paid during 2009.

(6)  Mr. Harbutt resigned as Interim Chief Financial Officer on April 12, 2011.

There are no outstanding equity awards for any of our executive officers.

Employment and Consulting Agreements

Yves Ducommun, our Chief Executive Officer, is a party to an Employment Contract dated December 12, 2008 with SwissINSO, pursuant to which he serves as Chief Executive Officer of SwissINSO for an unlimited duration at a base salary of CHF 380,000 per year (reduced to CHF 290,000 per year for the 12 month period commencing on March 1, 2010) plus an annual bonus based on his achievement of individual objectives and SwissINSO’s achievement of company objectives.  The agreement is terminable by either party on six (6) months notice during the first year of the term and on nine (9) months notice thereafter.  For all the terms of the Employment Contract with Mr. Ducommun, reference is hereby made to such agreement filed as Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on October 22, 2009.  All statements made herein concerning such agreement are qualified by reference to said exhibit.

Michel Gruering, our President, is a party to a Consulting Agreement with SwissINSO dated December 9, 2010, with an effective date of July 1, 2010, pursuant to which he serves as a strategic consultant to SwissINSO for the period July 1, 2010 through June 30, 2011 at a consulting fee of CHF 16,000 per month plus an automobile allowance of CHF 2,800 per month and a discretionary bonus as a result of the achievement of any sales contract, third party investment or strategic partnership directly brought to SwissINSO by Mr. Gruering.  The agreement will be extended for another year unless either party terminates the agreement by June 30, 2011.  For all the terms of the Consulting Agreement with Mr. Gruering, reference is hereby made to the complete text of such agreement filed as Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2010.  All statements made herein concerning such agreement are qualified by reference to said exhibit.

Manuel de Sousa, our Chief Financial Officer, is a party to an Employment Contract dated March 29, 2011 with SwissINSO, pursuant to which he serves as Chief Financial Officer of SwissINSO for an unlimited duration at a base salary of CHF 250,000 per year plus an annual bonus based on his achievement of individual objectives and SwissINSO’s achievement of company objectives.  The agreement is terminable by either party on two (2) months notice.  For all the terms of the Employment Contract with Mr. de Sousa, reference is hereby made to the complete text of such agreement filed as Exhibit 10.21 to the Current Report on Form 8-K filed with the SEC on April 15, 2011. All statements made herein concerning such agreement are qualified by reference to said exhibit.

Paul de Belay, the Vice President Sales & Marketing of SwissINSO, is a party to an Employment Contract dated October 10, 2009 with SwissINSO, pursuant to which he serves in that capacity for an unlimited duration at a base salary of CHF 250,000 per year plus an annual bonus based on his achievement of individual objectives and SwissINSO’s achievement of company objectives.  The agreement is terminable by either party on six (6) months notice.  For all the terms of the Employment Contract with Mr. de Belay, reference is hereby made to such agreement annexed hereto as Exhibit 10.22.  All statements made herein concerning such agreement are qualified by reference to said exhibit.

Compensation of Directors

During the fiscal year ended December 31, 2010, we paid directors’ fees to the following individuals for their service as directors for the fiscal year ended December 31, 2010:

Clive D. Harbutt	$24,000
Konstantin Saad	$25,000
Timothy Tolhurst	$20,000
Michel Gruering	$24,000

No other director received any directors’ fees or other compensation for services as a director for such fiscal year.  Mr. Tolhurst served as a director from February 24, 2010 until his resignation on January 31, 2011.

Each of Messrs. Harbutt and Saad has entered into an Outside Directors’ Agreement pursuant to which we will (a) pay the director an annual director’s fee of $24,000, payable monthly, (b) grant the director a non-qualified stock option to purchase 300,000 shares of our Common Stock at an exercise price equal to the closing selling price of such Common Stock on the date of grant and vesting one-third on the date of grant and the balance in equal installments on each of the first, second and third anniversaries of the date of grant, assuming that the director is still a member of the Board of Directors on each of such dates, (c) reimburse the director for all reasonable, pre-approved business expenses reasonably incurred by the director in pursuit and furtherance of our business and (d) indemnify the director to the fullest extent permitted under, and otherwise in accordance with the provisions of, Section 145 of the General Corporation Law of the State of Delaware.  For all the terms of the Outside Directors’ Agreement with each of our outside directors, reference is hereby made to the form of such agreement filed as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009.  All statements made herein concerning such agreement are qualified by reference to said exhibit.

Mr. Gruering has also entered into an Outside Directors’ Agreement with the Registrant dated December 9, 2010, with an effective date of October 19, 2009, pursuant to which he serves as a director of the Registrant and the Registrant will (a) pay him an annual director’s fee of $24,000, payable monthly, and (b) indemnify him to the fullest extent permitted under, and otherwise in accordance with the provisions of, Section 145 of the General Corporation Law of the State of Delaware.  For all the terms of the Outside Directors’ Agreement with Mr. Gruering, reference is made to the complete text of such agreement filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2010.  All statements made herein concerning such agreement are qualified by reference to said exhibit.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of April 7, 2011, the number of shares of Common Stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group.  Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC.  Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security.  The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty (60) days.  Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 78,599,287 shares of our Common Stock issued and outstanding as of April 7, 2011.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Michel Gruering	35,597,145	45.29%
EPFL, Parc Scientifique
Building D, 3rd Floor
Avenue J.D. Colladon
CH-1015 Lausanne
Switzerland

Yves Ducommun	5,000,000	6.36%
EPFL, Parc Scientifique
Building D, 3rd Floor
Avenue J.D. Colladon
CH-1015 Lausanne
Switzerland

Jean-Bernard Wurm	4,000,000	5.09%
29 rue Sautter
1205 Geneva
Switzerland

Manuel de Sousa	1,500,000	1.91%
EPFL, Parc Scientifique
Building D, 3rd Floor
Avenue J.D. Colladon
CH-1015 Lausanne
Switzerland

Clive D. Harbutt	1,000,000(1)	1.27%
16 rue de la Pelisserie
1204 Geneva
Switzerland

All directors and executive officers
as a group (5 persons)	43,097,145	54.83%

 (1) Consists of 1,000,000 shares owned by SICG  S.A., of which Mr. Harbutt is the principal shareholder, officer and director.

Securities Authorized for Issuance under Equity Compensation Plans

On December 13, 2010, the SwissINSO Holding Inc. 2009 Stock Incentive Plan (the “Plan”), which provides for the grant of stock options and other rights to purchase an aggregate of 10 Million shares of the Registrant’s Common Stock to the employees, officers, directors and service providers of the Registrant and its subsidiaries and affiliates, became effective.  The Plan had been approved by the Registrant’s Board of Directors on December 16, 2009 and by the holders of a majority of the Registrant’s Common Stock on November 4, 2010.  For all the terms of the Plan, reference is made to the complete text of the Plan attached as Annex B to the Registrant’s definitive Information Statement on Schedule 14C filed with the SEC on November 22, 2010.  All statements made herein concerning the Plan are qualified by reference to said annex.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In March 2011, Yves Ducommun, our Chief Executive Officer, loaned SwissINSO an aggregate of CHF 128,000 to meet the working capital needs of SwissINSO.  This amount is repayable together with interest at the rate of 9% per annum on or before September 1, 2011.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, are not at this time required to have our Board of Directors comprised of a majority of “independent directors”.  Based on the criteria contained in Section 10A-3(B) of the Exchange Act, one of our outside directors, Suhail Konstantin Saad, would, however, qualify as being independent.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate audit fees billed for each of the last two fiscal years for professional services rendered by our principal accountant were $15,000 for the fiscal year ended December 31, 2009 and $36,980 for the fiscal year ended December 31, 2010.  The audit fees for the fiscal year ended December 31, 2010 included reviews of our interim financial statements and Quarterly Reports on Form 10-Q filed with the SEC for the periods ended March 31, 2010, June 30, 2010 and September 30, 2010.  The audit fees for the fiscal year ended December 31, 2009 included reviews of our Current Report on Form 8-K filed with the SEC on October 22, 2009 and the pro forma and interim financial statements contained therein.

Audit-Related Fees

None

Tax Fees

The aggregate tax fees billed for each of the last two fiscal years for professional services rendered by our principal accountant were $6,400 for the fiscal year ended December 31, 2009 and $6,400 for the fiscal year ended December 31, 2010.  The tax fees for the fiscal year ended December 31, 2010 included preparation of our Federal and state income tax returns for the fiscal year ended December 31, 2010.  The tax fees for the fiscal year ended December 31, 2009 included preparation of our Federal and state income tax returns for the fiscal year ended December 31, 2009 and the Federal and state income tax returns for Pashminadepot.com, Inc. for its fiscal year ended May 31, 2009.

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial statements - See Index to Financial Statements located at page F-1.
(b)	Financial statement schedules – None.
(c)	Exhibits – See below.

Exhibit Number	Description

3(i)	Certificate of Incorporation of the Registrant dated October 15, 2009. Filed as Appendix C to the definitive Information Statement on Schedule 14C filed with the SEC on October 7, 2009.
3(i)	Certificate of Amendment of Certificate of Incorporation of the Registrant dated December 16, 2009. Filed as Exhibit 3(i) to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
3(ii)	Bylaws of the Registrant. Filed as Appendix C to the definitive Information Statement on Schedule 14C filed with the SEC on October 7, 2009.
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

10.12	Employment Contract dated December 12, 2008 between Swiss-Indo Trade & Invest SA and Dr. Yves Ducommun. Filed as Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on October 22, 2009.
10.13	Form of Subscription Agreement between each Subscriber and the Registrant. Filed as Exhibit 10.13 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
10.14	Form of 9% Secured Convertible Note from the Registrant to each Subscriber. Filed as Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
10.15	Form of Common Stock Purchase Warrant from the Registrant to each Subscriber. Filed as Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
10.16	Form of Security Agreement between SwissINSO, SA and each Subscriber. Filed as Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
10.17	Form of Outside Directors’ Agreement between the Registrant and each outside director. Filed as Exhibit 10.17 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
10.18	Contract for Consultancy Services dated September 30, 2009 between Michel Gruering and SwissINSO SA. Filed as Exhibit 10.18 to the Annual Report on Form 10-K filed with the SEC on April 15, 2010.
10.19	Consulting Agreement dated December 9, 2010 between SwissINSO SA and Michel Gruering. Filed as Exhibit 10.19 to the Current Report on Form 8-K filed with the SEC on December 13, 2010.
10.20	Outside Directors’ Agreement dated December 9, 2010 between the Registrant and Michel Gruering. Filed as Exhibit 10.20 to the Current Report on Form 8-K filed with the SEC on December 13, 2010.
10.21	Employment Contract dated March 29, 2011 between Manuel de Sousa and SwissINSO SA. Filed as Exhibit 10.21 to the Current Report on Form 8-K filed with the SEC on April 15, 2011.
10.22	Employment Contract dated October 10, 2009 between Paul de Belay and SwissINSO SA. Filed herewith.
14	Code of Conduct and Ethics for Directors, Officers and Employees. Filed herewith.
16.1	Letter dated August 6, 2009 from Moore & Associates to the Securities and Exchange Commission. Filed as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on August 7, 2009.
16.1	Letter dated December 22, 2009 from Seale and Beers, CPAs to the Securities and Exchange Commission. Filed as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
21	Subsidiaries of the registrant. Filed as Exhibit 21 to the Annual Report on Form 10-K filed with the SEC on April 15, 2010.
31.1 and 31.2	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1 and 32.2	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Yves Ducommun	Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2011
/s/ Yves Ducommun

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yves Ducommun	Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2011
Yves Ducommun

/s/ Manuel de Sousa	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 15, 2011
Manuel de Sousa

/s/ Michel Gruering	Director	April 15, 2011
Michel Gruering

/s/ Suhail Konstantin Saad	Director	April 15, 2011
Suhail Konstantin Saad

/s/ Clive D. Harbutt	Director	April 15, 2011
Clive D. Harbutt

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009	F-3

Consolidated Statements of Operations and Comprehensive Income	F-4
for the years ended December 31, 2010 and 2009 and for the period since inception, June 1, 2006 to December 31, 2010

Consolidated Statements of Cash Flow for the years ended December 31, 2010	F-5
and 2009 and for the period since inception, June 1, 2006 to December 31, 2010

Consolidated Statement of Changes in Stockholders’ Deficit for the period	F-6 - F-7
since inception, June 1, 2006 to December 31, 2010

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SwissInso Holding Inc.

We have audited the accompanying consolidated balance sheets of SwissInso Holding Inc. (a development stage company) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, changes in stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from June 1, 2006 (inception), to December 31, 2010. SwissInso Holding Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SwissInso Holding Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from June 1, 2006 (inception date) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
April 15, 2011

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and December 31, 2009

	2010	2009

ASSETS

CURRENT ASSETS
Cash	$339,567	$243,697
Cash escrow	-	250,000
Account receivable	89,364	25,357
Other prepaids and receivables	-	34,809
Inventory	543,742	-
Total current assets	972,673	553,863

Non-current assets
Property and equipment, net	165,837	26,132
Deferred debt issuance cost, net	980,752	77,158
Security deposit	-	1,445
Total non-current assets	1,146,589	104,735

TOTAL ASSETS	$2,119,262	$658,598

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$674,825	$195,846
Accrued payroll and benefits	13,225	26,602
Promissory notes	750,000	750,000
Total current liabilities	1,438,050	972,448

Non-current liabilities
Accrued interest on notes payable	362,907	3,551
Convertible notes payable	4,850,000	1,450,000
Stock warrants liability	3,628,000	2,830,400
Total non-current liabilities	8,840,907	4,283,951

TOTAL LIABILITIES	10,278,957	5,256,399

Stockholders' deficit:
10,000,000 preferred shares, $0.0001 par value	-	-
Issued and outstanding shares : 0
Authorized :
200,000,000 common shares, $0.0001 par value Issued and outstanding shares : 78,599,287 and 76,197,145	7,860	7,620
Additional paid in capital	2,571,221	157,328
Deficit accumulated during development stage	(10,710,269)	(4,729,890)
Accumulated other comprehensive income	(28,507)	(32,859)
Total stockholders' deficit	(8,159,695)	(4,597,801)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,119,262	$658,598

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO DECEMBER 31, 2010
			Inception
			6/1/2006
	2010	2009	to 12/31/2010

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and Administrative	3,777,546	1,032,215	5,002,789
Stock warrants expense	797,600	2,830,400	3,628,000
Debt issuance expense	712,968	1,642	714,610
Research and Development	287,632	649,855	937,487
	5,575,746	4,514,112	10,282,886
OTHER INCOME
Interest income	223	24	254
Gain on vehicle	-	6,816	6,816
	223	6,840	7,070

OTHER EXPENSES
Interest on debt	399,856	24,994	426,143
Commission on Debt	5,000	-	8,310
	404,856	24,994	434,453

NET INCOME (LOSS)	$(5,980,379)	$(4,532,266)	$(10,710,269)

Foreign currency adjustment	4,352	(25,190)	(28,507)

COMPREHENSIVE INCOME (LOSS)	(5,976,027)	(4,557,456)	(10,738,776)

Basic and diluted net income (loss) per share	$(0.08)	$(0.08)	$(0.18)

Weighted average shares outstanding -	77,845,201	55,225,114	59,225,415
Basic and Diluted

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO DECEMBER 31, 2010

			From
	Year	Year	Inception
	Ended	Ended	6/1/2006
	12/31/2010	12/31/2009	to 12/31/2010

NET INCOME (LOSS)	$(5,980,379)	$(4,532,266)	$(10,710,269)

OPERATING ACTIVITIES
Depreciation	15,820	6,896	22,716
Interest contributed by shareholder	-	1,516	2,809
Gain on sale of asset	-	(6,816)	(6,816)
Interest accrued on converted notes	16,071	-	16,071

Changes in Operating Assets and Liabilities:
(Increase) in inventory	(543,742)	-	(543,742)
Increase (decrease) in accounts payable and accrueds	824,956	158,179	1,007,990
(Increase) in deferred debt issuance cost	309,468	(77,158)	232,310
(Increase) / decrease in prepaids and other receivables	(29,198)	(60,166)	(89,364)
(Increase) in security deposit	1,445	(1,445)	-
Increase (decrease) in stock warrants liability	797,600	2,830,400	3,628,000

Net cash used in operating activities	(4,587,959)	(1,680,860)	(6,440,295)

INVESTING ACTIVITIES
Property and equipment acquisition	(155,523)	(26,132)	(216,561)
Cash received in acquisition of shell	-	670,357	670,357
Proceeds from sale of asset	-	34,080	34,080
Net cash provided by (used in) investing activities	(155,523)	678,305	487,876

FINANCING ACTIVITIES
Proceeds from convertible notes	4,835,000	1,200,000	6,035,000
Proceeds from issuance of shares	-	40,322	85,698
Repayment of borrowings	(500,000)	(21,500)	(521,500)
Loan	500,000		500,000
Debt due to shareholder	-	50,481	220,292
Net cash provided by financing activities	4,835,000	1,269,303	6,319,490

Effect of exchange rate on cash	4,352	(23,051)	(27,504)

INCREASE IN CASH	95,870	243,697	339,567

CASH AT BEGINNING OF PERIOD	243,697	-	-

CASH AT END OF PERIOD	$339,567	$243,697	$339,567

Supplementary cash-flow disclosures :
Interest paid	$24,429	$21,443	$46,905
Tax paid	$-	$-	$-

Non-cash investing and finance activities:
Shares issued pursuant to shareholder loan conversion	$-	$220,292	$220,292
Shares issued on conversion of notes	$1,201,071	$-	$1,201,071
Warrants issued to placement agent as commissions	$1,213,062	$-	$1,213,062

Summary of Assets Acquired and Liabilities Assumed from SwissINSO Holding Inc.:
Cash	$-	$670,357	$670,357
Accounts payable	$-	$(37,547)	$(37,547)
Accrued interest	$-	$(107)	$(107)
Loan payable	$-	$(21,500)	$(21,500)
Promissory notes	$-	$(750,000)	$(750,000)

Net total	$-	$(138,797)	$(138,797)

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
 FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO DECEMBER 31, 2010

						Deficit
						Accumulated
			Additional		Other	During the	Total
	Common Stock		Paid-In	Subscription	comprehensive	Development	Stockholders'
	Shares	Amount	Capital	receivable	income	Stage	Deficit

Balance - June 1, 2006		$—	$—	$—	$—	$—	$—

Common Stock issued in recapitalization	—	—	—
of SwissINSO SA into SwissINSO Holding Inc.
(par value $0.0001) (1)	50,000,000	5,000	75,644	(40,322)			40,322

Net loss from inception to December 31, 2006	(50,833)	(50,833)

Interest contributed by shareholder	26	26

Foreign currency exchange adjustment					(171)		(171)

Balance at December 31, 2006	50,000,000	5,000	75,670	(40,322)	(171)	(50,833)	(10,656)

Net loss for the year ended December 31, 2007						(28,003)	(28,003)

Interest contributed by shareholder			234				234

Foreign currency exchange adjustment					(2,569)		(2,569)

Balance at December 31, 2007	50,000,000	5,000	75,904	(40,322)	(2,740)	(78,836)	(40,994)

Net loss for the year ended December 31, 2008						(118,788)	(118,788)

Interest contributed by shareholder			1,033				1,033

Foreign currency exchange adjustment					(4,929)		(4,929)

Balance at December 31, 2008	50,000,000	5,000	76,937	(40,322)	(7,669)	(197,624)	(163,678)

Common Stock issued to acquire the shell
company at $0.001 per share
(par value $0.0001) (1)	25,100,000	2,510	(141,307)				(138,797)

Subscription on share capital of SwissINSO SA				40,322			40,322

Common Stock issued pursuant to conversion
of shareholder loan to SwissINSO SA	1,097,145	110	220,182				220,292

Net loss for the year ended December 31, 2009						(4,532,266)	(4,532,266)

Interest contributed by shareholder			1,516				1,516

Foreign currency exchange adjustment					(25,190)		(25,190)

Balance at December 31, 2009	76,197,145	$7,620	$157,328	$—	$(32,859)	$(4,729,890)	$(4,597,801)

Deferred debt issuance			1,213,062				1,213,062

Shares issued on conversion of notes	2,402,142	240	1,200,831				1,201,071

Net loss for the period ended December 31, 2010						(5,980,379)	(5,980,379)

Foreign currency exchange adjustment					4,352		4,352

Balance at December 31, 2010	78,599,287	$7,860	$2,571,221	$—	$(28,507)	$(10,710,269)	$(8,159,695)

(1) The Stockholders equity of SwissINSO SA has been recapitalized to give effect to the shares received by the existing holders of SwissINSO SA from the share exchange agreement with Pashminadepot.com Inc.

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

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

NOTE 2 -   Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising additional capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company has funded its initial operations by way of entering into a private placement offering. From inception through December 31, 2010 subscriptions of $6,035,000 had been received under the terms of the private placement documents.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -   Significant accounting policies

Accounting Basis

These consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the historical financial information of SwissINSO SA from inception to December 31, 2010. Intercompany transactions and balances have been eliminated.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company’s international subsidiary have been translated into United States dollars by translating balance sheet accounts at year end and period end exchange rates except for non-current assets which are translated at historical exchange rates, and statement of operations accounts at average exchange rates for the periods. Foreign currency transaction gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated Other Comprehensive Income. The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Income, was a loss of $28,507 as of December 31, 2010.

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

Net Loss Per Share

Basic net loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. The Company has issued convertible notes with warrants which are potentially dilutive common shares. For the periods presented, this calculation proved to be anti-dilutive. As a result, the basic net loss per share is the same as diluted net loss per share for the year ended December 31, 2010.

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

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company’s policy is to regularly assesses slow-moving, excess and obsolete inventory and establish a reserve against any amounts determined to have such characteristics.  No slow-moving, obsolete or excess inventory was determined necessary as of December 31, 2010.

The following table presents the classification of inventory on-hand as of December 31, 2010 and 2009:

	2010	2009
Raw Materials	$-	$-
Work-in-process	-	-
Finished Goods	543,742	-
Total Inventory	$543,742	$-

NOTE 5 -   Property and equipment

Property and equipment at December 31, 2010 and 2009 at cost, consisted of the following:

	2010	2009

Furniture	$102,818	19,905
Computer equipment	79,023	6,411
	181,841	26,316
Less accumulated depreciation	16,004	184
	$165,837	$26,132

Depreciation expense on property and equipment for the years ended December 31, 2010 and 2009 was $15,820 and $6,985 of which $6,816 represented depreciation of an automobile sold during the year.

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

The Company has also issued a $500,000 non-interest bearing loan acknowledgement to an independent third party repayable on or before May 11, 2011.

NOTE 7 -    Convertible notes with warrants

The Company has received subscriptions of $6,035,000 from the sale of 9% Secured Convertible Notes with Warrants issued in a private placement. The notes are secured by all of the assets of SwissINSO and are convertible into shares of common stock at a conversion price of $0.50 per share. Conversion may be exercised by the holder at any time prior to the maturity date which is 24 months from the date of issue. The warrants are exercisable for an equivalent number of shares at an exercise price of $1.00 per share within five years of issuance date.

Notes totaling $1,185,000 plus accrued interest were converted into 2,402,142 shares of common stock during the year ended December 31, 2010.

The fair value of each warrant is estimated on the date of grant using Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table.

Number of Warrants	% of Warrants Issued	Initial Vesting Date
2,000,000	100%	December 16, 2009
	Dividend Yield	0.00%
	Expected Volatility	240.94%
	Risk-Free Interest Rate	2.35%
	Contractual term	5 years
	Estimated Remaining term	1.25 years
	Stock Price at Date of Grant	$1.89
	Exercise Price	$1.00

900,000	100%	December 22, 2009

	Dividend Yield	0.00%
	Expected Volatility	240.94%
	Risk-Free Interest Rate	2.49%
	Contractual term	5 years
	Estimated Remaining term	1.25 years
	Stock Price at Date of Grant	$1.80
	Exercise Price	$1.00

8,270,000	100%	February 24, 2010

	Dividend Yield	0.00%
	Expected Volatility	240.94%
	Risk-Free Interest Rate	2.40%
	Contractual term	5 years
	Estimated Remaining term	1.42 years
	Stock Price at Date of Grant	$1.25
	Exercise Price	$1.00

500,000	100%	September 15, 2010
	Dividend Yield	0.00%
	Expected Volatility	240.94%
	Risk-Free Interest Rate	1.46%
	Contractual term	5 years
	Estimated Remaining term	2.0 years
	Stock Price at Date of Grant	$1.18
	Exercise Price	$1.00

400,000	100%	December 8, 2010
	Dividend Yield	0.00%
	Expected Volatility	280.22%
	Risk-Free Interest Rate	0.63%
	Contractual term	5 years
	Estimated Remaining term	2.0 years
	Stock Price at Date of Grant	$0.59
	Exercise Price	$1.00

The total derivative expense for the twelve months ended December 31, 2010 was $797,600, representing the change in fair value between the outstanding warrants as of December 31, 2010 and 2009, which equated to $3,628,000 and $2,830,400, respectively.

The Company will issue common stock from authorized shares to those subscribers who exercise the warrants upon the exercise of the warrants.  As of December 31, 2010, no warrants have been exercised.

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

On February 24, 2010, the Company determined the fair value of these warrants to be $1,213,062. The fair value was determined by using the Black-Scholes-Merton option-pricing model based on the following assumptions:

Number of Warrants	% of Warrants Issued	Initial Vesting Date
1,117,000	100%	February 24, 2010
	Dividend Yield	0.00%
	Expected Volatility	270.21%
	Risk-Free Interest Rate	2.69%
	Contractual term	5 years
	Estimated term	2 years
	Stock Price at Date of Grant	$1.25
	Exercise Price	$1.00

In connection with the issuance of convertible debt on December 8, 2010, the Company paid fees of $5,000 in cash.

Debt issuance costs as of December 31, 2010 and 2009 were as follows:

	2010	2009
Debt Issuance Cost	$1,695,362	$78,800
Accumulated amortization	(714,610)	(1,642)
Debt Issuance, end of period	$980,752	$77,158

Debt issuance expense for the years ended December 31, 2010 and 2009 was $712,968 and $1,642, respectively.

NOTE 9 -   Capital Stock

Preferred Shares – Authorized

Zero preferred shares issued and outstanding as of December 31, 2010.

The Company has 10,000,000 preferred shares authorized at a par value of $0.0001 per share.

Common Shares - Authorized

The Company has 200,000,000 common shares authorized at a par value of $0.0001 per share.

Common Shares – Issued and Outstanding

As of December 31, 2010 the Company had 78,599,287 common shares issued and outstanding.

NOTE 10 –  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2010 are as follows:

	2010
	SWISSINSO SA	HOLDING	Consolidated
Accumulated net operating loss	$3,463,703	$2,516,676	$5,980,379
Effective income tax rate	7.8%	34%	18.8%
	271,208	855,670	1,126,878
Less valuation allowance	(271,208)	(855,670)	(1,126,878)
Net deferred tax asset	$-	$-	$-

Through December 31, 2010, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  At December 31, 2010, the Company had approximately $10.7 million of net accumulated operating losses.  The net operating loss carry forwards, if not utilized, will begin to expire in 2026.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended December 31, 2010 and 2009 are as follows:

Federal statutory income tax rate	34.0%
State tax net of federal benefit	0.0%
Benefit from lower foreign income tax rate	-15.2%
18.8%
Increase in valuation allowance	-18.8%
Effective tax rate	0.0%

NOTE 11 - Related Party Transactions

Michel Gruering, our President, is a party to a Consulting Agreement with SwissINSO with an effective date of July 1, 2010, pursuant to which he serves as a strategic consultant to SwissINSO for the period July 1, 2010 through June 30, 2011 at a consulting fee of CHF 16,000 per month plus an automobile allowance of CHF 2,800 per month and a discretionary bonus as a result of the achievement of any sales contract, third party investment or strategic partnership directly brought to SwissINSO by Mr. Gruering.  The agreement will be extended for another year unless either party terminates the agreement by June 30, 2011.  Prior thereto, Mr. Gruering had been a party to a Contract for Consultancy Services dated December 31, 2009 with SwissINSO, pursuant to which he served as a strategic consultant to SwissINSO for the period October 1, 2009 through March 31, 2010 at a consulting fee of CHF 18,000 per month. This contract was subsequently extended by mutual agreement until May 31, 2010 and further extended through July 2010 with a consulting fee of CHF 24,000 in total.

Mr. Gruering is also a party to an Outside Directors’ Agreement with the Company with an effective date of October 19, 2009, and valid until October 19, 2011. Under this agreement, Mr. Gruering serves a director of the Company which will pay Mr. Gruering an annual director’s fee of $24,000, payable monthly, and indemnify Mr. Gruering to the fullest extent permitted under, and otherwise in accordance with the provisions of Section 145 of the General Corporation Law of the State of Delaware.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 12 – Lease

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

The monthly office rental is $8,317 (excluding TVA) and the parking space rental is $1,452 per month (excluding TVA).

The rental cost for the period ended December 31, 2010 totalled $85,805 (2009 nil), of which $42,471 was for the previous premises and parking and $43,334 was in respect of the new rental agreement.

Additionally, the company rented warehousing and assembly space from August 2010 until February 2011 incurring a total cost of $54,362.  A possible renewal of this contract is currently under negotiation.

NOTE 13 - Concentrations of Risks

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). Up to December 31, 2010 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.

All other deposit accounts at FDIC-insured institutions are insured up to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

SwissINSO maintains its cash with sound international banking institutions.

NOTE 14 - Commitments

Under agreements for the acquisition of industrial technology, the Company through its subsidiary was committed at December 31, 2010 as follows:

- Payments for acquisition of technology over a 4 year period	$319,951
- Minimum royalties over a 5 year period Euro 120,000	$171,200

NOTE 15 – Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 16 – Equity Compensation Plans

The Company has adopted the SwissINSO Holding Inc. 2009 Stock Incentive Plan, which provides for the grant of stock options and other rights to purchase an aggregate of 10,000,000 shares of the Company’s Common Stock to the employees, officers, directors and service providers of the Company and its subsidiaries and affiliates.  At December 31, 2010, no stock options or other rights had been granted under such plan.

NOTE 17 – Subsequent Events

In March 2011, the Company’s subsidiary borrowed CHF 128,000 from the Company’s Chief Executive Officer and EURO 80,000 from one of the Company’s shareholders to meet the working capital needs of the Company’s subsidiary.  The loans (aggregating approximately $250,000 based on the exchange rates as of March 31, 2011) bear interest at 9% per annum and are repayable, in the case of the loans from the Company’s Chief Executive Officer, on or before September 1, 2011 and, in the case of the loan from one of the Company’s shareholders, at an agreed date.