Form 10-K/A
period 2010-12-31
SWISSINSO HOLDING INC.
filed 2011-06-17
CIK 1437395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K /A

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

FORM 10-K /A

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

Water Purification

To address the global shortage of clean, healthy drinking water, SwissINSO has developed KRYSTALL, a self-contained mobile water purification and bottling unit using a proprietary membrane filtration system, powered by highly efficient photovoltaic solar panels and hosted in standard-sized transportable containers. Each unit is energy self-sufficient with minimal operational and maintenance costs. SwissINSO believes that this product represents the first truly “green” solution to drinking water shortages, as it is autonomous, decentralized and sustainable and because each unit is capable of converting brackish, sea or spoiled surface water into 25,000 to 200,000 liters of high quality drinking water each day. Purification by reverse osmosis removes all suspended solids, turbidity, viruses, bacteria and most organic compounds. The purified water is flowing into an atmospheric tank or feeding a bottling line. The pumps and compressors are powered through an array of photovoltaic panels.  SwissINSO’s target market for this product includes NGO’s, governmental agencies, local communities, local water suppliers, water bottlers and beverage bottlers in the Middle East, Africa, Australia, Asia, Latin America and Southern Europe. SwissINSO assembled its first KRYSTALL unit in the first quarter of the fiscal year ended December 31, 2010 and officially launched it on April 22, 2010. SwissINSO has received orders from distribution partners in Malaysia and Algeria for two KRYSTALL units and is in advanced negotiations with several entities for the sale of a significant number of additional KRYSTALL units. Due to the political and economic challenges in the areas in which the current and prospective distribution partners operate, however, those orders have not been fulfilled by the buyers, and  no assurance can be given that SwissINSO will be successful in  selling the initial KRYSTALL units or in consummating sales or distribution agreements for additional units.

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

EPFL Agreement

Pursuant to a Technology Transfer and Research Agreement with EPFL signed on December 12, 2008, EPFL will transfer the scientific and technical knowledge with respect to the technology of color glazing by magnetron sputtering for solar thermal collectors in order for SwissINSO to further develop and commercially exploit this technology.  The EPFL agreement also provides for EPFL to perform certain research work with regard to this technology for the benefit of SwissINSO.  Pursuant to the EPFL agreement, SwissINSO agreed to make payments to EPFL aggregating CHF 920,000 (approximately $771,328) during the four year term of the agreement.  An initial payment of CHF 322,800 (approximately $310,727) was made to EPFL on September 14, 2009, and a subsequent payment of CHF 300,000 (approximately $276,120) was made to EPFL on April 29, 2010.

MFT Agreement

On August 10, 2009, SwissINSO entered into a Technical Cooperation Agreement with MFT.  Pursuant to this agreement, MFT granted to SwissINSO the exclusive right to manufacture, use and sell the MFT-designed assembly of Microfiltration, Ultrafiltration, Nanofiltration and Reverse Osmosis equipment for treating water with membrane technology (collectively, the “Membrane Products”) using the Industrial Rights and Technical Information (as such terms are defined in the agreement) furnished by MFT.  The agreement also contemplates MFT providing technical assistance and consultancy and other services as requested by SwissINSO.  Pursuant to the agreement, SwissINSO agreed to make an initial payment to MFT of EURO 250,000 (approximately $357,100) and royalty payments to MFT of 3% of the net selling price of the Membrane Products (with a minimum annual royalty of EURO 30,000 (approximately $42,852) during the five (5) year term of the agreement.  The initial payment of EURO 250,000 (approximately $357,100) was made to MFT on December 23, 2009.

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

Michel Gruering is the founder of SwissINSO and has been its President since 2006.  From 2001 until 2005 he was an independent executive search consultant specializing in career planning and recruitment.  From 1996 until 2001 he was an independent management consultant specializing in IT training solutions and economic development projects.  Prior thereto, he was International Sales Director for Sodechanges SA from 1992 until 1996 and Executive Director, Morocco and Indonesia - Services for Societe Generale de Surveillance SA (SGS) from 1985 until 1992.  Mr. Gruering has over 20 years of experience in international business negotiations, strategic implementation and development.  He has spent a large part of his career in Asia, the Middle East and Africa and is an expert on issues relating to sustainable energy and resources.  He has also built a successful management consultancy business handling business expansion projects in the Middle East and Africa, along with other regions of the developing world, and has developed a strong network of government and NGO contacts.  He is a graduate of the Superior School of Commerce in Switzerland and holds a degree in political science.   Mr. Gruering’s expertise in issues relating to sustainable energy and resources and his extensive experience in international business negotiations, strategic implementation and development led to the conclusion that he should serve as a director for the Company.

Yves Ducommun has been Chief Executive Officer of SwissINSO since January 2009.  From 2003 until 2008 he was President and Chief Executive Officer of Hach Ultra Analytics, a manufacturer of precision sensors and analyzers for monitoring of process quality worldwide in pharma, chemistry, electronics, power and water applications.  From 1998 until 2002 he was Vice President, R&D and Operations and then Chief Executive Officer of Orbisphere, a manufacturer of precision sensors and analyzers to measure dissolved gases in industrial processes.  Prior thereto, he was Sales and Marketing Director for Felix Constructions, a manufacturer of glazed curtain walls for high rise buildings from 1991 until 1996.  He was also an academic/lecturer at the University of California-Santa Barbara and the University of Lausanne for nine years.  Dr. Ducommun has a background in Chemical Engineering from the Swiss Institute of Technology EPFL with a specialization in solar energy.  He holds a PhD in Technical Sciences in the field of water chemistry and an MBA from IFIA Lausanne.   Dr. Ducommun’s background in solar energy and water chemistry together with his management and operational experience as a senior executive in several international manufacturing companies led to the conclusion that he should serve as a director for the Company.

Clive D. Harbutt is the founder and managing partner of Swiss Investment Consulting Group SA (“SICG”), based in Geneva, Switzerland.  SICG works closely with venture capital funds and investors in technology, cleantech and life sciences, providing support on the various non-scientific and technical challenges facing investors and companies as they grow.  Mr. Harbutt is also co-founder of Strategic Impact Consulting Group S.A., which focuses on Lean Six Sigma process improvement, internal controls, audit and pre-acquisition due diligence.  Mr. Harbutt has extensive audit, finance and accounting experience, having held senior corporate finance positions in a number of global blue-chip companies such as Pfizer, Howmedica, Serono and Firmenich.  Born and raised in London, England, Mr. Harbutt has worked in Latin America, the United States and Europe.  He is a qualified accountant and a Lean Six Sigma Black Belt, a member of the American International Club of Geneva and the British-Swiss Chamber of Commerce and an ambassador for the MBA program at the University of Geneva.   Mr. Harbutt’s experience with  venture capital funds and investors in businesses like SwissINSO and his audit, finance and accounting experience in senior corporate finance positions in a number of global blue-chip companies led to the conclusion that he should serve as a director for the Company.

Suhail Konstantin Saad is currently Principal Partner of Algorythme Sarl, Switzerland, an Investment and Business Development Advisory consultancy he founded in September 2009.  Over his 30+ year career, Mr. Saad has been active in three key functional areas – initially Brand and Marketing Management, followed by Line Management with P&L responsibility, and most recently Corporate Strategy, Business Development and M&A.  His business experience has been gained over a very broad range of geographies, including Western Europe, the United States, the Middle East/Africa, Eastern Europe and the CIS and Asia.  From July 2007 until May 2009, Mr. Saad was retained by Japan Tobacco to assist its Business Development Group in the Merger Integration process subsequent to the $19 Billion acquisition by Japan Tobacco of Gallaher Group plc, a FOOTSIE 50 company based in the United Kingdom, where Mr. Saad held the position of Corporate Head of Business Development and M&A (CSO) from January 2000.  During 2006, Mr. Saad led the deal process for Gallaher Group plc leading to the sale of the company to Japan Tobacco.  From 2000 to 2006 at Gallaher Group plc, Mr. Saad was a key driver behind a 7-year Acquisition and Business Development Strategy which grew unit sales five-fold, doubled EBITDA to $1.5 Billion, delivered a 6-year total shareholder return of over 600% while increasing the company’s geographic business base from the core united Kingdom market to the EU, the CIS, the Middle East/Africa and Asia.  Prior to his mandate at Gallaher Group plc, Mr. Saad’s career included Business Development and M&A responsibilities at RJRT (Senior Director International from 1997 to 1999), Line Management P&L accountabilities at RJRTI/Nabisco (Managing Director Africa, General Manager Middle East from 1990 to 1996) and at Swedish Match AB (Regional VP, France and Central/Southern Europe from 1984 to 1986) and Brand and Marketing Management accountabilities at FJ Burrus SA (Chief Marketing Officer/CMO from 1987 to 1989 as well as at RJRTI and Proctor & Gamble from 1977 to 1983).  From 2005 to 2006, Mr. Saad served on the Supervisory and Advisory Board of Directors of Lekkerland Ko & KG, a leading Pan-European logistics company with sales turnover of Euro 11 Billion.  He also served on the internal Boards of Gallaher Group plc subsidiaries and on the Board of RGI SA, a 50/50 joint venture between Reynolds Tobacco USA and Gallaher Group plc from 2002 to 2006.  Mr. Saad is a Belgian citizen and holds a BA from Cornell University and a PED from IMD, Lausanne.   Mr. Saad’s extensive business, management and operational experience and his service on external and internal Boards of Directors of significant global companies led to the conclusion that he should serve as a director for the Company.

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

Employment and Consulting Agreements

Yves Ducommun, our Chief Executive Officer, is a party to an Employment Contract dated December 12, 2008 with SwissINSO, pursuant to which he serves as Chief Executive Officer of SwissINSO for an unlimited duration at a base salary of CHF 380,000 (approximately $368,349 ) per year (reduced to CHF 290,000 (approximately $278,043 ) per year for the 12 month period commencing on March 1, 2010) plus an annual bonus based on his achievement of individual objectives and SwissINSO’s achievement of company objectives.  The agreement is terminable by either party on six (6) months notice during the first year of the term and on nine (9) months notice thereafter.  For all the terms of the Employment Contract with Mr. Ducommun, reference is hereby made to such agreement filed as Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on October 22, 2009.  All statements made herein concerning such agreement are qualified by reference to said exhibit.

Michel Gruering, our President, is a party to a Consulting Agreement with SwissINSO dated December 9, 2010, with an effective date of July 1, 2010, pursuant to which he serves as a strategic consultant to SwissINSO for the period July 1, 2010 through June 30, 2011 at a consulting fee of CHF 16,000 (approximately $15,340) per month plus an automobile allowance of CHF 2,800 (approximately $2,685) per month and a discretionary bonus as a result of the achievement of any sales contract, third party investment or strategic partnership directly brought to SwissINSO by Mr. Gruering.  The agreement will be extended for another year unless either party terminates the agreement by June 30, 2011.  For all the terms of the Consulting Agreement with Mr. Gruering, reference is hereby made to the complete text of such agreement filed as Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2010.  All statements made herein concerning such agreement are qualified by reference to said exhibit.

Manuel de Sousa, our Chief Financial Officer, is a party to an Employment Contract dated March 29, 2011 with SwissINSO, pursuant to which he serves as Chief Financial Officer of SwissINSO for an unlimited duration at a base salary of CHF 250,000 (approximately $239,693) per year plus an annual bonus based on his achievement of individual objectives and SwissINSO’s achievement of company objectives.  The agreement is terminable by either party on two (2) months notice.  For all the terms of the Employment Contract with Mr. de Sousa, reference is hereby made to the complete text of such agreement filed as Exhibit 10.21 to the Current Report on Form 8-K filed with the SEC on April 15, 2011. All statements made herein concerning such agreement are qualified by reference to said exhibit.

Paul de Belay, the Vice President Sales & Marketing of SwissINSO, is a party to an Employment Contract dated October 10, 2009 with SwissINSO, pursuant to which he serves in that capacity for an unlimited duration at a base salary of CHF 250,000 (approximately $239,693) per year plus an annual bonus based on his achievement of individual objectives and SwissINSO’s achievement of company objectives.  The agreement is terminable by either party on six (6) months notice.  For all the terms of the Employment Contract with Mr. de Belay, reference is hereby made to such agreement annexed hereto as Exhibit 10.22.  All statements made herein concerning such agreement are qualified by reference to said exhibit.

Compensation of Directors

During the fiscal year ended December 31, 2010, we paid directors’ fees to the following individuals for their service as directors for the fiscal year ended December 31, 2010:

Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total

Clive D. Harbutt	$24,000	-	-	-	-	-	$24,000
Konstantin Saad	$25,000	-	-	-	-	-	$25,000
Timothy Tolhurst	$20,000	-	-	-	-	-	$20,000
Michel Gruering	$24,000	-	-	-	-	-	$24,000

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In March 2011, Yves Ducommun, our Chief Executive Officer, loaned SwissINSO an aggregate of CHF 128,000 (approximately $140,000) to meet the working capital needs of SwissINSO.  This amount is repayable together with interest at the rate of 9% per annum on or before September 1, 2011.

Michel Gruering, SwissINSO’s President, is a party to a Consulting Agreement with SwissINSO with an effective date of July 1, 2010, pursuant to which he serves as a strategic consultant to SwissINSO for the period July 1, 2010 through June 30, 2011 at a consulting fee of CHF 16,000 (approximately $15,340) per month plus an automobile allowance of CHF 2,800 (approximately $2,685) per month and a discretionary bonus as a result of the achievement of any sales contract, third party investment or strategic partnership directly brought to SwissINSO by Mr. Gruering. The agreement will be extended for another year unless either party terminates the agreement by June 30, 2011.  Prior thereto, Mr. Gruering had been a party to a Contract for Consultancy Services dated December 31, 2009 with SwissINSO, pursuant to which he served as a strategic consultant to SwissINSO for the period October 1, 2009 through March 31, 2010 at a consulting fee of CHF 18,000 (approximately $17,260) per month. This contract was subsequently extended by mutual agreement until May 31, 2010 and further extended through July 2010 with a consulting fee of CHF 24,000 (approximately $23,000) in total.

Mr. Gruering is also a party to an Outside Directors’ Agreement with the Company with an effective date of October 19, 2009, and valid until October 19, 2011. Under this agreement, Mr. Gruering serves a director of the Company which will pay Mr. Gruering an annual director’s fee of $24,000, payable monthly, and indemnify Mr. Gruering to the fullest extent permitted under, and otherwise in accordance with, the provisions of Section 145 of the General Corporation Law of the State of Delaware.

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
10.1
Stock Purchase Agreement dated September 10, 2009 made among Pashminadepot.com, Inc., Swissinso SA,  Michael Gruering, Yves Ducommun, Jean-Bernard Wurm, Muttiah Yogananthan, Manuel de Souza, Antoine Eigenmann, Ergoma SA, SICG S.A. and Albert Krauer.   Filed herewith.

10.2	Note Purchase Agreement dated September 10, 2009 between Pashminadepot.com, Inc. and the purchaser thereof. Filed herewith.
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

10.7	Secured Note dated September 21, 2009 issued by SwissINSO SA to Pashminadepot.com, Inc. Filed as Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on September 24, 2009.
10.8	Master Capital Raising Agreement dated July 2009 between Swiss Investment Consulting Group SA and Pashminadepot.com, Inc. Filed herewith.
10.9
Amendment to the Stock Purchase Agreement dated October 19, 2009 among Pashminadepot.com, Inc., SwissINSO SA, Michel Gruering, Yves Ducommun, Jean-Bernard Wurm, Muttiah Yogananthan, Manuel de Souza, Antoine Eigenmann, Ergoma SA, SICG S.A. and Albert Krauer.   Filed herewith.

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

10.12	Employment Contract dated December 12, 2008 between Swiss-Indo Trade & Invest SA and Dr. Yves Ducommun. Filed as Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on October 22, 2009.
10.13	Form of Subscription Agreement between each Subscriber and the Registrant. Filed herewith.
10.14	Form of 9% Secured Convertible Note from the Registrant to each Subscriber. Filed as Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
10.15	Form of Common Stock Purchase Warrant from the Registrant to each Subscriber. Filed as Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
10.16	Form of Security Agreement between SwissINSO, SA and each Subscriber. Filed as Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
10.17	Form of Outside Directors’ Agreement between the Registrant and each outside director. Filed as Exhibit 10.17 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
10.18	Contract for Consultancy Services dated September 30, 2009 between Michel Gruering and SwissINSO SA. Filed as Exhibit 10.18 to the Annual Report on Form 10-K filed with the SEC on April 15, 2010.
10.19	Consulting Agreement dated December 9, 2010 between SwissINSO SA and Michel Gruering. Filed as Exhibit 10.19 to the Current Report on Form 8-K filed with the SEC on December 13, 2010.
10.20	Outside Directors’ Agreement dated December 9, 2010 between the Registrant and Michel Gruering. Filed as Exhibit 10.20 to the Current Report on Form 8-K filed with the SEC on December 13, 2010.
10.21	Employment Contract dated March 29, 2011 between Manuel de Sousa and SwissINSO SA. Filed as Exhibit 10.21 to the Current Report on Form 8-K filed with the SEC on April 15, 2011.
10.22	Employment Contract dated October 10, 2009 between Paul de Belay and SwissINSO SA. Filed herewith.
14	Code of Conduct and Ethics for Directors, Officers and Employees. Filed herewith.
16.1	Letter dated August 6, 2009 from Moore & Associates to the Securities and Exchange Commission. Filed as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on August 7, 2009.
16.1	Letter dated December 22, 2009 from Seale and Beers, CPAs to the Securities and Exchange Commission. Filed as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
21	Subsidiaries of the registrant. Filed as Exhibit 21 to the Annual Report on Form 10-K filed with the SEC on April 15, 2010.
31.1 and 31.2	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1 and 32.2	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Yves Ducommun	Chief Executive Officer and Director (Principal Executive Officer)	June 17 , 2011
/s/ Yves Ducommun

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yves Ducommun	Chief Executive Officer and Director (Principal Executive Officer)	June 17, 2011
Yves Ducommun

/s/ Manuel de Sousa	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 17 , 2011
Manuel de Sousa

/s/ Michel Gruering	Director	June 17 , 2011
Michel Gruering

/s/ Suhail Konstantin Saad	Director	June 17 , 2011
Suhail Konstantin Saad

/s/ Clive D. Harbutt	Director	June 17 , 2011
Clive D. Harbutt

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009	F-3

Consolidated Statements of Operations and Comprehensive Income	F-4
for the years ended December 31, 2010 and 2009 and for the period since inception, June 1, 2006 to December 31, 2010

Consolidated Statements of Cash Flow for the years ended December 31, 2010	F-5
and 2009 and for the period since inception, June 1, 2006 to December 31, 2010

Consolidated Statement of Changes in Stockholders’ Deficit for the period	F-6 – F-7
since inception, June 1, 2006 to December 31, 2010

Notes to Financial Statements	F-8

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

NOTE 11 - Related Party Transactions

Michel Gruering, our President, is a party to a Consulting Agreement with SwissINSO with an effective date of July 1, 2010, pursuant to which he serves as a strategic consultant to SwissINSO for the period July 1, 2010 through June 30, 2011 at a consulting fee of CHF 16,000 (approximately $15,340) per month plus an automobile allowance of CHF 2,800 (approximately $2,685) per month and a discretionary bonus as a result of the achievement of any sales contract, third party investment or strategic partnership directly brought to SwissINSO by Mr. Gruering.  The agreement will be extended for another year unless either party terminates the agreement by June 30, 2011.  Prior thereto, Mr. Gruering had been a party to a Contract for Consultancy Services dated December 31, 2009 with SwissINSO, pursuant to which he served as a strategic consultant to SwissINSO for the period October 1, 2009 through March 31, 2010 at a consulting fee of CHF 18,000 (approximately $17,260) per month. This contract was subsequently extended by mutual agreement until May 31, 2010 and further extended through July 2010 with a consulting fee of CHF 24,000 (approximately $23,000) in total.

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

NOTE 17 – Subsequent Events

In March 2011, the Company’s subsidiary borrowed CHF 128,000 (approximately $140,000) from the Company’s Chief Executive Officer and EURO 80,000 (approximately $110,000) from one of the Company’s shareholders to meet the working capital needs of the Company’s subsidiary.  The loans (aggregating approximately $250,000 based on the exchange rates as of March 31, 2011) bear interest at 9% per annum and are repayable, in the case of the loans from the Company’s Chief Executive Officer, on or before September 1, 2011 and, in the case of the loan from one of the Company’s shareholders, at an agreed date.