Form 10-Q
period 2011-06-30
SWISSINSO HOLDING INC.
filed 2011-08-15
CIK 1437395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 15, 2011, there were outstanding 78,599,287 shares of Common Stock, par value $0.0001 per share.

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
As of June 30, 2011 (unaudited) and December 31, 2010

ASSETS
	2011	2010
	June 30	December 31
	UNAUDITED
ASSETS

CURRENT ASSETS
Cash	$7,748	$339,567
Prepaid assets and other receivables	129,108	89,364
Inventory	614,182	543,742
Total current assets	751,038	972,673

Non-current assets
Property and equipment, net	138,976	165,837
Deferred debt issuance cost, net	556,912	980,752
Total non-current assets	695,888	1,146,589

TOTAL ASSETS	$1,446,926	$2,119,262

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,553,810	$674,825
Accrued payroll and benefits	1,046,673	13,225
Promissory notes	750,000	750,000
Promissory notes due to shareholders	280,392	-
Total current liabilities	3,630,875	1,438,050

Non-current liabilities
Accrued interest on notes payable	581,753	362,907
Convertible notes payable	4,850,000	4,850,000
Stock warrants liability	461,977	3,628,000
Total non-current liabilities	5,893,730	8,840,907

TOTAL LIABILITIES	9,524,605	10,278,957

Stockholders' deficit:
10,000,000 preferred shares, $0.0001 par value	-	-
Issued and outstanding shares : 0
Authorized :
200,000,000 common shares, $0.0001 par value
Issued and outstanding shares : 78,599,287 and 78,599,287	7,860	7,860

Additional paid in capital	2,571,221	2,571,221
Deficit accumulated during development stage	(10,490,354)	(10,710,269)
Accumulated other comprehensive income	(166,406)	(28,507)
Total stockholders' deficit	(8,077,679)	(8,159,695)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,446,926	$2,119,262

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO JUNE 30, 2011
UNAUDITED

	For The Six Months Ended		For The Three Months Ended				Inception
	June 30,		June 30,				6/1/2006
	2011	2010	2011		2010		to 06/30/2011

REVENUES	$-	$-	$		$		$-

OPERATING EXPENSES
General and administrative	2,114,910	1,397,696		1,153,243		837,931	7,117,699
Stock warrants expense	(3,166,023)	11,839,030		(2,617,780)		3,387,840	461,977
Debt issuance expense	423,840	289,128		211,920		211,921	1,138,450
Research and development	176,581	277,049		176,581		277,049	1,114,068
	(450,692)	13,802,903		(1,076,036)		4,714,741	9,832,194
OTHER INCOME
Interest income	15	170		-		55	269
Exchange gain	-	27		-		-	6,816
	15	197		0		55	7,085

OTHER EXPENSES
Interest on debt	230,792	183,605		114,436		106,591	656,935
Commission on debt	-	-		-		-	8,310
	230,792	183,605		114,436		106,591	665,245

NET INCOME (LOSS)	$219,915	$(13,986,311)		$961,600		$(4,821,277)	$(10,490,354)

Foreign currency adjustment	(137,899)	3,688		(123,615)		(1,333)	(166,406)

COMPREHENSIVE INCOME (LOSS)	82,016	(13,982,623)		837,985		(4,822,610)	(10,656,760)

Basic and diluted net income (loss) per share	$0.00	$(0.18)		$0.01		$(0.06)	$(0.17)

Weighted average shares outstanding - Basic and Diluted	78,599,287	77,239,252		78,599,287		77,839,139	61,134,634

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO JUNE 30, 2011
UNAUDITED

			From
	For The Six Months Ended		Inception
	June 30,		6/1/2006
	2011	2010	to 06/30/2011

NET INCOME (LOSS)	$219,915	$(13,986,311)	$(10,490,354)

OPERATING ACTIVITIES
Depreciation	29,071	4,269	51,787
Interest contributed by shareholder	-	-	2,809
Gain on sale of asset	-	-	(6,816)
Interest accrued on converted notes	-	11,226	16,071

Changes in Operating Assets and Liabilities:
(Increase) inventory "Krystall"	(70,440)	(457,902)	(614,181)
Increase (decrease) in accounts payable and accrueds	2,131,279	83,978	3,139,269
(Increase) in deferred debt issuance cost	423,840	(114,372)	656,150
(Increase) decrease in prepaids and other receivables	(39,745)	(140,739)	(129,109)
Increase (decrease) in stock warrants liability	(3,166,023)	11,839,030	461,977
Net cash used in operating activities	(472,103)	(2,760,821)	(6,912,397)

INVESTING ACTIVITIES
Property and equipment acquisition	(2,209)	(6,170)	(218,771)
Cash received in acquisition of shell	-	-	670,357
Proceeds from sale of asset	-	-	34,080
Net cash provided by (used in) investing activities	(2,209)	(6,170)	485,666

FINANCING ACTIVITIES
Proceeds from convertible notes	-	4,385,000	6,035,000
Proceeds from issuance of shares	-	-	85,698
Repayment of borrowings	-	(500,000)	(521,500)
Loan	-	-	500,000
Debt due to shareholder	280,392	-	500,684
Net cash provided by financing activities	280,392	3,885,000	6,599,882

Effect of exchange rate on cash	(137,899)	3,688	(165,403)

INCREASE (DECREASE) IN CASH	(331,819)	1,121,697	7,748

CASH AT BEGINNING OF PERIOD	339,567	243,697	-

CASH AT END OF PERIOD	$7,748	$1,365,395	$7,748

Supplementary non-cash disclosures :
Shares issued on conversion of notes	$-	$1,086,226	$1,201,071
Warrants issued to placement agent as commissions	$-	$1,213,062	$1,213,062

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO JUNE 30, 2011
UNAUDITED

						Deficit
						Accumulated
			Additional		Other	During the	Total
	Common Stock		Paid-In	Subscription	comprehensive	Development	Stockholders'
	Shares	Amount	Capital	receivable	income	Stage	Deficit

Balance - June 1, 2006		$-	$-	$-	$-	$-	$-

Common Stock issued in recapitalization				-	-		-
of Swissinso SA into Swissinso Holding Inc.
(par value $0.0001) (1)	50,000,000	5,000	75,644	(40,322)			40,322

Net loss from inception to December 31, 2006						(50,833)	(50,833)

Interest contributed by shareholder			26				26

Foreign currency exchange adjustment					(171)		(171)

Balance at December 31, 2006	50,000,000	5,000	75,670	(40,322)	(171)	(50,833)	(10,656)

Net loss for the year ended December 31, 2007						(28,003)	(28,003)

Interest contributed by shareholder			234				234

Foreign currency exchange adjustment					(2,569)		(2,569)

Balance at December 31, 2007	50,000,000	5,000	75,904	(40,322)	(2,740)	(78,836)	(40,994)

Net loss for the year ended December 31, 2008						(118,788)	(118,788)

Interest contributed by shareholder			1,033				1,033

Foreign currency exchange adjustment					(4,929)		(4,929)

Balance at December 31, 2008	50,000,000	5,000	76,937	(40,322)	(7,669)	(197,624)	(163,678)

Common Stock issued to acquire the shell
company at $0.001 per share
(par value $0.0001) (1)	25,100,000	2,510	(141,307)				(138,797)

Subscription on share capital of Swissinso SA				40,322			40,322

Common Stock issued pursuant to conversion
of shareholder loan to Swissinso SA	1,097,145	110	220,182				220,292

Net loss for the year ended December 31, 2009						(4,532,266)	(4,532,266)

Interest contributed by shareholder			1,516				1,516

Foreign currency exchange adjustment					(25,190)		(25,190)

Balance at December 31, 2009	76,197,145	$7,620	$157,328	$-	$(32,859)	$(4,729,890)	$(4,597,801)

Deferred debt issuance			1,213,062				1,213,062

Shares issued on conversion of notes	2,402,142	240	1,200,831				1,201,071

Net loss for the period ended December 31, 2010						(5,980,379)	(5,980,379)

Foreign currency exchange adjustment					4,352		4,352

Balance at December 31, 2010	78,599,287	$7,860	$2,571,221	$-	$(28,507)	$(10,710,269)	$(8,159,695)

Net income for the period ended June 30, 2011						219,915	219,915

Foreign currency exchange adjustment					(137,899)		(137,899)

Balance at June 30, 2011	78,599,287	$7,860	$2,571,221	$-	$(166,406)	$(10,490,354)	$(8,077,679)

(1) The Stockholders equity of Swissinso SA has been recapitalized to give effect to the shares received by the existing holders of Swissinso SA from the share exchange agreement with Pashminadepot.com Inc.

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

UNAUDITED
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

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

NOTE 2 -      Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising additional capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company has funded its initial operations by way of entering into a private placement offering. From inception through June 30, 2011 subscriptions of $6,035,000 had been received under the terms of the private placement documents.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -      Significant accounting policies

Accounting Basis

These consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Reclassification

Certain reclassifications have been made to the financial statements for the period ended June 30, 2011.  These reclassifications are for comparative purposes only and have no effect on net income (loss) as originally reported.

Principles of Consolidation

The consolidated financial statements include the historical financial information of SwissINSO SA from inception to June 30, 2011. Intercompany transactions and balances have been eliminated.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company’s international subsidiary have been translated into United States dollars by translating balance sheet accounts at year end and period end exchange rates except for non-current assets which are translated at historical exchange rates, and statement of operations accounts at average exchange rates for the periods. Foreign currency transaction gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated Other Comprehensive Income. The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Income (Loss), was ($137,899) and $3,688 for the six months ended June 30, 2011 and 2010, respectively.

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

Net Income Per Share

Basic net loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. The Company has issued convertible notes with warrants which are potentially dilutive common shares. For the periods presented, this calculation proved to be anti-dilutive. As a result, the basic and diluted weighted average shares outstanding were the same and the basic and diluted net income per share was $0.01 and $0.00 for the three and six month periods ended June 30, 2011, respectively.

Income Taxes

The Company and its subsidiary provide for income taxes in accordance with FASB ASC 740-10 (Prior authoritative literature: FASB Statement No. 109, “Accounting for Income Taxes”). FASB ASC 740-10 requires the use of an asset and liability approach in accounting for income taxes.

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

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company’s policy is to regularly assesses slow-moving, excess and obsolete inventory and establish a reserve against any amounts determined to have such characteristics.  No slow-moving, obsolete or excess inventory was determined necessary as of June 30, 2011.

The following table presents the classification of inventory on-hand as of June 30, 2011 and December 31, 2010:

	Inventory at June 30, 2011	Inventory at December 31, 2010
Raw Materials	$-	$-
Work-in-process	-	-
Finished Goods	614,182	543,742
Total Inventory	$614,182	$543,742

NOTE 5 -      Property and equipment

Property and equipment at June 30, 2011 and December 31, 2010 at cost, consisted of the following:

	June 30, 2011	December 31, 2010
Furniture	$102,818	$102,818
Computer equipment	81,967	79,023

	184,785	181,841
Less accumulated depreciation	45,809	16,004
	$138,976	$165,837

Depreciation expense on property and equipment for the six months ended June 30, 2011 and 2010 was $29,071 and $4,269, respectively.

NOTE 6 -      Notes payable and due to shareholders

The Company has issued promissory notes to independent third parties bearing interest at 9% per annum as follows:

On September 21, 2009, $250,000 repayable once the Company has raised $6,000,000 through the sale of securities. This amount remains outstanding.

The Company has also issued a $500,000 non-interest bearing loan acknowledgement to an independent third party repayable on or before May 11, 2011, a EURO 80,000 ($120,000) nine percent (9%) interest bearing loan acknowledgement to a shareholder of the Company repayable at a to be agreed date and a CHF 128,000 ($160,000) nine percent (9%) interest bearing loan acknowledgement to the Company’s Chief Executive Officer repayable on or before September 1, 2011.  The EURO 80,000 and CHF 128,000 loans aggregate approximately $280,000 based on the exchange rates as of June 30, 2011.

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

Number of Warrants	% of Warrants Issued	Initial Vesting Date

2,000,000	100%	December 16, 2009

	Dividend Yield	0.00%
	Expected Volatility	354.48%
	Risk-Free Interest Rate	0.19%
	Contractual term	5 years
	Estimated Remaining term	0.46 years
	Stock Price at Date of Grant	$1.89
	Exercise Price	$1.00

900,000	100%	December 22, 2009

	Dividend Yield	0.00%
	Expected Volatility	354.48%
	Risk-Free Interest Rate	0.19%
	Contractual term	5 years
	Estimated Remaining term	0.48 years
	Stock Price at Date of Grant	$1.80
	Exercise Price	$1.00

8,270,000	100%	February 24, 2010

	Dividend Yield	0.00%
	Expected Volatility	354.48%
	Risk-Free Interest Rate	0.19%
	Contractual term	5 years
	Estimated Remaining term	0.65 years
	Stock Price at Date of Grant	$1.25
	Exercise Price	$1.00

500,000	100%	September 15, 2010

	Dividend Yield	0.00%
	Expected Volatility	354.48%
	Risk-Free Interest Rate	0.19%
	Contractual term	5 years
	Estimated Remaining term	1.29 years
	Stock Price at Date of Grant	$1.18
	Exercise Price	$1.00

400,000	100%	December 8, 2010

	Dividend Yield	0.00%
	Expected Volatility	354.48%
	Risk-Free Interest Rate	0.19%
	Contractual term	5 years
	Estimated Remaining term	1.44 years
	Stock Price at Date of Grant	$0.59
	Exercise Price	$1.00

The total derivative gain for the six months ended June 30, 2011 was $3,166,023, representing the change in fair value between the outstanding warrants as of June 30, 2011 and December 31, 2010 which equated to $461,977 and $3,628,000, respectively.

The Company will issue common stock from authorized shares to those subscribers who exercise the warrants.  As of June 30, 2011, no warrants have been exercised.

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

On February 24, 2010, the Company determined the fair value of these warrants to be $1,213,062. The fair value was determined by using the Black-Scholes-Merton option-pricing model based on the following assumptions:

Number of Warrants	% of Warrants Issued	Initial Vesting Date
1,117,000	100%	February 24, 2010

	Dividend Yield	0.00%
	Expected Volatility	270.21%
	Risk-Free Interest Rate	2.69%
	Contractual term	5 years
	Estimated term	2 years
	Stock Price at Date of Grant	$1.25
	Exercise Price	$1.00

Debt issuance costs as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
Debt Issuance Cost	$1,695,362	$1,695,362
Accumulated amortization	(1,138,450)	(714,610)
Debt Issuance, end of period	$556,912	$980,752

Amortization of debt issuance expense for the periods ended June 30, 2011 and June 30, 2010 was $423,840 and $289,128, respectively.

NOTE 9 -      Capital Stock

Preferred Shares – Authorized

Zero preferred shares issued and outstanding as of June 30, 2011.

The Company has 10,000,000 preferred shares authorized at a par value of $0.0001 per share.

Common Shares - Authorized

The Company has 200,000,000 common shares authorized at a par value of $0.0001 per share.

Common Shares – Issued and Outstanding

As of June 30, 2011 the Company had 78,599,287 common shares issued and outstanding.

NOTE 10 –      Related Party Transactions

In March 2011, the Company’s subsidiary borrowed CHF 128,000 ($160,000) from Yves Ducommun, the Company’s Chief Executive Officer, to meet the working capital needs of the Company’s subsidiary.  The loans  bear interest at 9% per annum and are repayable on or before September 1, 2011.

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

The rental cost for the period ended June 30, 2011 totaled $118,387 out of which $53,983 related to office space and $64,494 to warehousing and assembly space.  For the period ended June 30, 2010 the company incurred expenses totaling $34,293 and relating to office space only.

NOTE 12 -       Concentrations of Risks

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). Up to June 30, 2011 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.

All other deposit accounts at FDIC-insured institutions are insured up to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

SwissINSO maintains its cash with sound international banking institutions.

NOTE 13 -       Commitments

Under agreements for the acquisition of industrial technology, the Company through its subsidiary was committed at June 31, 2011 as follows:

- Payments for acquisition of technology over a 4 year period                                                                      $ 319,951
- Minimum royalties over a 5 year period                                                                                                           $ 171,200

NOTE 14 –       Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 15 -        Subsequent Events

On June 29, 2011 and July 1, 2011, respectively, Nagib Suhail Konstantin Saad and Clive D. Harbutt resigned as directors of the Company, in each case effective immediately.

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

The following discussion and analysis of our financial condition and results of operations are based on the unaudited financial statements as of June 30, 2011 and 2010, all of which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations – Three and six months ended June 30, 2011 compared to three and six months ended June 30, 2010

We are in the development stage and did not generate any revenues for the quarterly or six month periods ended June 30, 2011 or 2010.  During the quarter ended June 30, 2011, we incurred $1,153,243 of general and administrative expenses and $176,581 in research and development expenses as we continued to develop the business of SwissINSO that was acquired on October 19, 2009 and $114,436 in interest charges related to bridge loans received in September 2009 and convertible notes sold in a private placement in December 2009, February 2010, September 2010 and December 2010.  In comparison, during the quarter ended June 30, 2010, we incurred $837,931 of general and administrative expenses and $277,049 of research and development expenses as we began to develop the business of SwissINSO and $106,591 in interest charges related to bridge loans received in September 2009 and convertible notes and warrants sold in the private placement in December 2009 and February 2010.  Our net income before foreign currency translation adjustments during the quarter ended June 30, 2011 was $961,600, including a non-cash gain of $2,617,780 to reflect an adjustment to the fair value at June 30, 2011 of the warrants issued in connection with the sale of $6,035,000 of our convertible notes and warrants in the private placement, as compared with a net loss of $4,821,277 for the quarter ended June 30, 2010, including a non-cash charge of $3,387,840 to reflect an adjustment to the fair value at June 30, 2010 of the warrants issued in connection with the sale of $5,585,000 of our convertible notes and warrants in the private placement.

During the six months ended June 30, 2011, we incurred $2,114,910 of general and administrative expenses and $176,581 of research and development expenses as we continued to develop the business of SwissINSO and $230,792 in interest charges related to bridge loans received in September 2009 and convertible notes sold in the private placement in December 2009, February 2010, September 2010 and December 2010.  In comparison, during the six months ended June 30, 2010, we incurred $1,397,696 of general and administrative expenses and $277,049 of research and development expenses as we began to develop the business of SwissINSO and $183,605 in interest charges related to bridge loans received in September 2009 and convertible notes and warrants sold in the private placement in December 2009 and February 2010.  Our net income before foreign currency translation adjustments during the six months ended June 30, 2011 was $219,915, including a non-cash gain of $3,166,023 representing the change from December 31, 2010 to June 30, 2011 in fair value for accounting purposes of the warrants issued in connection with the sale of our convertible notes and warrants in the private placement, as compared with a net loss of $13,986,311 for the six months ended June 30, 2010, including a non-cash charge of $11,839,030, representing the fair value for accounting purposes of the warrants issued in connection with the sale of $5,585,000 of our convertible notes and warrants in the private placement.

Liquidity and Capital Resources

As of June 30, 2011, we had a working capital deficit of $2,879,836 as compared with a working capital deficit at December 31, 2010 of $465,377.  During the past twelve (12) months, we have incurred significant operating expenses, and we would need to incur additional significant  expenses for manufacturing, research and development, marketing, sales channel development, general and administrative expenses and debt payments during the next twelve (12) months in order to operate the business of SwissINSO.

During the six months ended June 30, 2011, we did not sell any additional convertible notes and warrants in the private placement.  We did, however, receive short-term loans aggregating approximately $280,000 from our Chief Executive Officer and one of our shareholders, but these loans have been insufficient to enable the Company to meet the working capital needs of SwissINSO.  We have not received any other cash infusions, are unable to meet our current obligations to employees, suppliers, vendors, landlords, service providers and lenders and are negotiating extended payment terms with some of our creditors.

We do not have any other available credit, bank financing or other external sources of liquidity and will need to obtain substantial additional capital in order to continue SwissINSO’s business operations.  In order to obtain such capital, we will need to sell additional notes and warrants in the private placement, sell other securities to purchasers and/or borrow additional funds from lenders.  There can be no assurance that we will be successful in obtaining such additional funding.  We will also need to sell and collect payment for Krystall units.  Despite the significant progress we have made in building our distribution network following the launch of Krystall in April 2010, a longer than expected sales cycle and political and economic upheaval in the Middle East and Northern Africa have prevented us from reaching any of our initial sales milestones and caused cancellations in the first orders of our Krystall units.  If we are not successful in raising sufficient capital, either from the sale of additional notes and warrants in the private placement, from the sale of all or parts of the SwissINSO business or from the entry into a joint venture with a partner for all or parts of the SwissINSO business, and in selling and collecting payment for Krystall units, this would have a material adverse effect on our business, results of operations, liquidity and financial condition, and we would be forced to liquidate the business of SwissINSO.

Going Concern Consideration

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  As discussed in the notes to the financial statements, we have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  Our ability to continue as a going concern and ultimately to attain profitable operations is dependent on (a) raising capital to meet our past due, current and future obligations to employees, suppliers, vendors, landlords, service providers and lenders and to fund SwissINSO’s business plan, (b) accelerating the sales and payment cycles for orders of Krystall units, (c) expanding our distribution network for Krystall around the world and (d) developing the Klymaa business.  Although we have a net profit before foreign currency translation adjustments for the six months ended June 30, 2011 of $219,915, such net profit is due entirely to the impact of the non-cash gain of $3,166,023, representing the change from December 31, 2010 to June 30, 2011 in fair value for accounting purposes of the warrants issued in connection with the sale of our convertible notes and warrants in the private placement.  We have an accumulated deficit since inception of $10,490,354, primarily comprised of $8,231,767 in general and administrative expenses and research and development expenses incurred to create the Company, develop the business of SwissINSO and maintain the Company’s existence as a public company and $656,935 in interest charges incurred on the bridge loans and convertible debt used to finance the Company and the business of SwissINSO.  These factors continue to raise substantial doubt about our ability to continue as a going concern.  As discussed above, management plans include attempting to obtain additional capital from the sale of securities, from bank and private borrowings, from sales of Krystall units and from attempting to find a buyer or partner for all or part of SwissINSO’s business.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

SWISSINSO HOLDING INC.

Dated: August 15, 2011	By: /s/ Yves Ducommun
Name: Yves Ducommun
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: August 15, 2011	By: /s/ Manuel de Sousa
Name: Manuel de Sousa
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)