Form 10-K
period 2011-12-31
SWISSINSO HOLDING INC.
filed 2012-04-16
CIK 1437395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 333-151909

SWISSINSO HOLDING INC.
(Exact Name of Registrant as Specified In its Charter)

Delaware	90-0620127
(State or Other Jurisdiction of incorporation or organization)	(I.R.S.Employer Identification Number)

PSE – Parc Scientifique de l’EPFL
Route J.D. Colladon
Building D – 3rd Floor
1015 Lausanne, Switzerland
(Address of principal executive offices)

Registrant’s telephone number, including area Code  (011) 41 21 693 8640

Securities registered Under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered Under Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	OTCBB
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

Large accelerated filer ☐        Accelerated filer ☐         Non-accelerated filer ☐        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates (52,859,928 shares) was approximately $3,700,195, based on the last sale price of $0.07 for such common equity on June 30, 2011, the end of the issuer’s most recently completed second fiscal quarter.

As of April 13, 2012, there were outstanding 78,599,287 shares of the issuer’s Common Stock, par value $0.0001 per share.

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

SWISSINSO HOLDING INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Principal Markets

SwissINSO’s principal markets and industries are water purification and energy control of buildings.

On water purification, SwissINSO focuses its activities on the huge and growing demand for an affordable, localized and continuous supply of clean water in large parts of the world experiencing supply shortage and energy supply restrictions or difficulties.  The end-user applications include solar-powered high purity water production for households and community needs.  The production unit is mobile, easy to install, requires little or no maintenance, continuously produces large amounts of potable water and can be operated without substantial technological expertise.

SwissINSO’s high efficiency solar-powered air cooling/heating system is aimed at the construction industry’s continued efforts to find increasingly cost-effective alternative renewable energy and architecturally innovative design solutions for cooling/heating of large industrial, public and commercial office sites.  Solar energy applications have thus far been used primarily as a complement to grid-supplied electricity, as their use has been mostly limited to roof applications due to their unaesthetic look.  SwissINSO’s system can be mounted on the building facades and even enhances the visual quality of the curtain wall.  New products have been developed by SwissINSO for thermal and photovoltaic use on facades as well as on roofs for buildings and individual houses.

Principal Products

SwissINSO is focused on the manufacture and sale of two products: Krystall, a self-contained solar-powered water purification unit using a patented low energy membrane filtration system, and Klymaa, unique, proprietary colored cladding solar thermal panels to provide environmentally-friendly power, air conditioning and heating solutions for buildings and houses.

Water Purification

To address the global shortage of clean, healthy drinking water, SwissINSO has developed KRYSTALL, a self-contained mobile water purification unit using a proprietary membrane filtration system, powered by highly efficient photovoltaic solar panels and hosted in standard-sized transportable containers.  Each unit is energy self-sufficient with minimal operational and maintenance costs.  SwissINSO believes that this product represents the first truly “green” solution to drinking water shortages, as it is autonomous, decentralized and sustainable and because each unit is capable of converting brackish, sea or spoiled surface water into 25,000 to 200,000 liters of high quality drinking water each day.  Purification by reverse osmosis removes all suspended solids, turbidity, viruses, bacteria and most organic compounds.  The purified water is flowing into an atmospheric tank or feeding a bottling line.  The pumps and compressors are powered through an array of photovoltaic panels.  SwissINSO’s target market for this product includes local communities, local water suppliers, water bottlers, beverage bottlers and housing entrepreneurs or authorities in the Middle East, Africa, Australia, Asia, Latin America and Southern Europe.

Air Cooling and Heating

Utilizing a proprietary nanotechnology coating process technology, SwissINSO has developed KLYMAA, novel colored opaque thermal solar panels that provide an energy and cost-effective air cooling or heating solution for the building industry.  SwissINSO’s system combines water circulation solar collectors to generate thermal energy with adsorption coolers to transform the generated hot water into cold air to refresh the building.  Naturally, the generated hot water can also be stored for the hot water needs and circulated for heating.  The system uses solar technology colored glazed cladding panels to capture solar radiation and convert it to heat.  The panels, which are opaque to the human eye but transparent to sunlight, form a full or partial solar envelope around a building to maximize the heat capturing capability of the facades.  Water circulating within the panels is heated and then feeds the heating system of the building or is converted into cold water in an adsorption chiller which then cools the air flowing around it and then circulates it through the building’s ventilation system.  The system is a totally “green” solution as it is self-powered with solar energy, eliminates the need for grid-powered HVAC installations, is capable (subject to the orientation of and other details related to the building) of meeting 100% of a building’s thermal control needs with solar power, is sustainable and does not emit carbon dioxide.  SwissINSO’s target market for this product includes architects, property developers, building contractors and curtain wall manufacturers worldwide.

Intellectual Property

SwissINSO has entered into exclusive technology transfer and license agreements for what we believe are breakthrough technologies that serve as the core of our business and that we believe will provide high value to customers and also carry significant barriers to entry.  These licenses bring a breadth of fully-developed, proven technologies to SwissINSO, thereby minimizing development time, costs and risks.  SwissINSO’s technologies include a novel reverse osmosis filtration technology from Membran-Filtrations-Technik GmbH (“MFT”) whose low energy consumption now permits us to power the whole water purification process by solar energy without extensive photovoltaic panels array and a new technology of high-transmission colored solar glass coating from Ecole Polytechnique Federale de Lausanne (“EPFL”) for the energy needs of buildings (i.e., heating, cooling and power).

EPFL Agreement

Pursuant to a Technology Transfer and Research Agreement with EPFL signed on December 12, 2008, EPFL will transfer the scientific and technical knowledge with respect to the technology of color glazing by magnetron sputtering for solar thermal collectors in order for SwissINSO to further develop and commercially exploit this technology.  The EPFL agreement also provides for EPFL to perform certain research work with regard to this technology for the benefit of SwissINSO.  Pursuant to the EPFL agreement, SwissINSO agreed to make payments to EPFL aggregating CHF 920,000 (approximately $771,328) during the four year term of the agreement.  An initial payment of CHF 322,800 (approximately $310,727) was made to EPFL on September 14, 2009, a subsequent payment of CHF 300,000 (approximately $276,120) was made to EPFL on April 29, 2010 and payments of CHF 128,500 (approximately $139,341) were made to EPFL in the first quarter of 2012.

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

Employees

SwissINSO currently has no employees.  All of its sales, marketing, financial and administrative activities are performed by independent contractors and consultants.

Significant Subsidiaries

As of December 31, 2011, our sole subsidiary was SwissINSO.

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

We make available free of charge our annual, quarterly and current reports, proxy statements and other information upon request. To request such materials, please contact Clive Harbutt, our interim Chief Financial Officer, at PSE - Parc Scientifique de l’EPFL, Route J.D. Colladon, Building D – 3rd Floor, 1015 Lausanne, Switzerland, or call (011) 41 21 693 8640.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other properties.  The Registrant’s and SwissINSO’s executive offices are located at PSE - Parc Scientifique de l’EPFL, Building D - 3rd floor, Route J.D. Colladon, 1015 Lausanne, Switzerland, and its telephone number is (011) 41 21 693 8640.  SwissINSO also has warehousing and assembly space located at c/o Felix Constructions, Route de la Pale 14, 1026 Denges, Switzerland.  We believe our properties are adequate for our current needs and will be sufficient to serve the needs of our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of Common Stock are publicly traded on the OTC Bulletin Board under the symbol “SWHN.OB”.  During the fiscal years ended December 31, 2010 and 2011, the high and low bid prices for our Common Stock were:

Period	High Bid Price	Low Bid Price
Quarter Ended March 31, 2010	$1.92	$1.20
Quarter Ended June 30, 2010	$1.57	$1.10
Quarter Ended September 30, 2010	$1.40	$1.01
Quarter Ended December 31, 2010	$1.23	$0.20
Quarter Ended March 31, 2011	$0.52	$0.15
Quarter Ended June 30, 2011	$0.30	$0.03
Quarter Ended September 30, 2011	$0.13	$0.05
Quarter Ended December 31, 2011	$0.09	$0.01

Record Holders

As of April 13, 2012, there were 78,599,287 shares of Common Stock issued and outstanding, held by approximately 40 holders of record as indicated on the records of our transfer agent.

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

The following discussion and analysis of our financial condition and results of operations are based on the audited financial statements as of December 31, 2011 and 2010, all of which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations - Year ended December 31, 2011 compared to year ended December 31, 2010

We are in the development stage and did not generate any revenues for the fiscal year ended December 31, 2011 or 2010.   During the fiscal year ended December 31, 2011, we incurred $2,623,134 of general and administrative expenses and $180,465 of research and development expenses as we continued the development of the business of SwissINSO and $846,039 of debt issuance expense.  In addition, we incurred $462,178 in interest charges related to $750,000 of bridge loans received in September 2009, $6,035,000 of convertible notes sold in a private placement from December 2009 through December 2010 and $411,600 of short-term loans received during 2011.  In comparison, during the fiscal year ended December 31, 2010, we incurred $3,777,546 of general and administrative expenses and $287,632 of research and development expenses as we accelerated the development of the business of SwissINSO and $712,968 of debt issuance expense.  In addition, we incurred $399,856 in interest charges related to $750,000 of bridge loans received in September 2009 and $6,035,000 of convertible notes sold in a private placement from December 2009 through December 2010.  Our net loss before foreign currency translation adjustments during the fiscal year ended December 31, 2011 was $699,111, including a non-cash gain of $3,412,358, representing the change from December 31, 2010 to December 31, 2011 in fair value for accounting purposes of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in a private placement, as compared to a net loss before foreign currency translation adjustments during the fiscal year ended December 31, 2010 of $5,980,379, including a non-cash charge of $797,600, representing the change from December 31, 2009 to December 31, 2010 in fair value for accounting purposes of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in the private placement.

Liquidity and Capital Resources

As of December 31, 2011, we had a working capital deficit of $3,098,571 as compared with a working capital deficit at December 31, 2010 of $465,377.  During the past twelve (12) months, we have incurred significant operating expenses, and we expect to continue to incur additional significant operating expenses for manufacturing, research and development, marketing, sales channel development, general and administrative expenses and debt payments during the next twelve (12) months, contingent upon raising capital.

During the year ended December 31, 2011, we did not sell any additional convertible notes and warrants in our ongoing private placement after having sold $6,035,000 of such convertible notes and warrants in 2009 and 2010.  We did, however, receive short-term loans aggregating $411,600 during 2011 from our former and current Chief Executive Officers, our former Chief Financial Officer, one of our former directors and one of our shareholders, but these loans have been insufficient to enable the Company to meet the working capital needs of SwissINSO.  We have not received any other cash infusions, are unable to meet our current obligations to employees, suppliers, vendors, landlords, service providers and lenders and are negotiating extended payment terms with some of our creditors.  In addition, we have substantially reduced our personnel and sharply curtailed most of our business operations.

We do not have any other available credit, bank financing or other external sources of liquidity and will need to obtain substantial additional capital in order to continue SwissINSO’s business operations.  In order to obtain such capital, we will need to sell additional notes and warrants in the private placement, sell other securities to purchasers   and/or borrow additional funds from lenders.  There can be no assurance that we will be successful in obtaining such additional funding.  We will also need to sell KRYSTALL units and commercialize our KLYMMA business.  Despite initial progress in building our distribution network following the launch of KRYSTALL in April 2010, a longer than expected sales cycle, political and economic upheaval in the Middle East and Northern Africa and the Company’s lack of available funds have prevented us from reaching some of our initial sales milestones for KRYSTALL and from further developing our business generally.  If we are not successful in raising sufficient capital, either from the sale of additional notes and warrants in the private placement, from the sale of other securities, from additional borrowings, from revenues generated by sales of KRYSTALL units or the KLYMMA business, from the sale of all or parts of the SwissINSO business or from the entry into a joint venture with a partner for all or parts of the SwissINSO business, this would have a material adverse effect on our business, results of operations, liquidity and financial condition, and we would be forced to liquidate the business of SwissINSO.

Going Concern Consideration

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  As discussed in the notes to the financial statements, we have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern.  Our ability to continue as a going concern and ultimately to attain profitable operations is dependent on (a) raising capital to meet our past due, current and future obligations to employees, suppliers, vendors, landlords, service providers and lenders and to fund SwissINSO’s business plan, (b) making sales of KRYSTALL units, (c) expanding our distribution network for KRYSTALL around the world and (d) developing the KLYMAA business.  We incurred a net loss before foreign currency translation adjustments during the fiscal year ended December 31, 2011 of $699,111, including a non-cash gain of $3,412,358, representing the change from December 31, 2010 to December 31, 2011 in fair value for accounting purposes of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in a private placement, and have an accumulated deficit since inception of $11,409,380, primarily comprised of $8,743,875 in general and administrative expenses and research and development expenses incurred to create the Company, develop the business of SwissINSO and maintain the Company’s existence as a public company and $888,321 in interest charges incurred on the bridge loans and convertible debt used to finance the Company and the business of SwissINSO.  These factors continue to raise substantial doubt about our ability to continue as a going concern.  As discussed above, management plans include attempting to obtain additional capital from the sale of securities, from bank and private borrowings, from sales of KRYSTALL units, from the commercialization of the KLYMMA business and from attempting to find a buyer or partner for all or part of SwissINSO’s business.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on the assessment using those criteria, our management concluded that the internal control over financial reporting was effective at December 31, 2011.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, years elected and principal offices and positions of our current directors and executive officers:

Name	Year First Elected As Officer or Director	Age	Office

Rafic Hanbali	2011	61	Chairman of the Board of Directors, President and Chief Executive Officer

Clive D. Harbutt	2009	55	Interim Chief Financial Officer and Director

Frederic Strittmatter	2011	58	Director

Paul de Belay	2009	51	Vice President Sales & Marketing of SwissINSO

Rafic Hanbali is a private investor and independent business entrepreneur who has founded and managed various companies in international trade, food production and distribution, wireless communications, technology and aircraft finance services in Brazil and Europe.  Mr. Hanbali’s main strengths are to identify business opportunities, foresee business trends and organize business enterprises to develop and commercialize products.  He has had significant experience in both establishing new companies to take advantage of business opportunities and in restructuring and turning around existing companies.  Mr. Hanbali’s business and restructuring experience led to the conclusion that he should serve as a director of the Company.

Clive D. Harbutt is the founder and managing partner of Swiss Investment Consulting Group SA (“SICG”), based in Geneva, Switzerland.  SICG works closely with venture capital funds and investors in technology, cleantech and life sciences, providing support on the various non-scientific and technical challenges facing investors and companies as they grow.  Mr. Harbutt is also co-founder of Strategic Impact Consulting Group S.A., which focuses on Lean Six Sigma process improvement, internal controls, audit and pre-acquisition due diligence.  Mr. Harbutt has extensive audit, finance and accounting experience, having held senior corporate finance positions in a number of global blue-chip companies such as Pfizer, Howmedica, Serono and Firmenich.  Born and raised in London, England, Mr. Harbutt has worked in Latin America, the United States and Europe.  He is a qualified accountant and a Lean Six Sigma Black Belt, a member of the American International Club of Geneva and the British-Swiss Chamber of Commerce and an ambassador for the MBA program at the University of Geneva.  Mr. Harbutt’s experience with venture capital funds and investors in businesses like SwissINSO and his audit, finance and accounting experience in senior corporate finance positions in a number of global blue-chip companies led to the conclusion that he should serve as a director of the Company.

Frederic Strittmatter is an independent business executive who has held senior management positions with various companies in the computer industry and financial industry within Switzerland for over 25 years, including Telehouse (Suisse) S.A., Gottex Brokers S.A., Compaignie Financiere Espirito Santo S.A., Texas Instruments (Suisse) S.A., NCR (Suisse) S.A. and Burroughs (Suisse) S.A.  Mr. Strittmatter has a Bachelor Degree in Economics from the University of Lausanne (Switzerland).  Mr. Strittmatter’s senior management experience led to the conclusion that he should serve as a director of the Company.

Paul de Belay has been Vice President Sales & Marketing of SwissINSO from November 2009 until July 2011 and again since February 2012.  From 2007 until June 2009 he was Marketing and Programs Director, EMEA for PPG Europe Sarl, an architectural glass and protective coatings company in Rolle, Switzerland.  From July 2005 until December 2006, Mr. de Belay was General Manager, EMEA for Hyosung Corp., a textile fibers company in Milan and Geneva, and for twenty years prior thereto he held various marketing, sales and management positions in Geneva, Hong Kong and Warsaw with DuPont de Nemours International.  Mr. de Belay is a Swiss citizen and holds a BS degree in International Relations and Economics from Beloit College.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in their ownership with the SEC, and forward copies of such filings to us.  We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2011, all reporting persons complied with all applicable Section 16(a) filing requirements, except that Michel Gruering, our former President and director, did not file Form 4s for various sales transactions during 2011.

Code of Ethics

We have adopted a Code of Conduct and Ethics for Directors, Officers and Employees.  A copy of such code was filed as Exhibit 14 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 filed with the SEC on June 17, 2011.

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

ITEM 11.      EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation awarded to, paid to or earned by our President and Chief Executive Officer, our former Chief Executive Officer, our former President, our former and current Interim Chief Financial Officer, our former Chief Financial Officer and the Vice President Sales & Marketing of SwissINSO for the fiscal years ended December 31, 2011, 2010 and 2009.  During such fiscal years, there were no other executive officers or significant employees.

Name and Principal Position	Year	Salary(1)	All Other Compensation(1)		Total(1)
Rafic Hanbali, President and Chief Executive Officer from December 20, 2011	2011	-0-	-0-		-0-

Yves Ducommun, Chief Executive Officer until December 20, 2011	2011	$483,119	$53,181	(2)	$536,300
	2010	$292,426	$54,308	(3)	$346,734
	2009	$368,348	$33,053	(4)	$401,401
Michel Gruering, President until December 16, 2011	2011	$-0-	$119,091	(5)	$119,091
	2010	-0-	$189,837	(6)	$189,837
	2009	-0-	$119,485	(7)	$119,485
Clive D. Harbutt, Interim Chief Financial Officer until April 12, 2011 and from December 20, 2011	2011	$-0-	$28,198	(8)	$28,198
	2010	-0-	$170,182	(6)	$170,182
	2009	-0-	-0-		-0-
Manuel de Sousa, Chief Financial Officer from April 12, 2011 to December 12, 2011	2011	$180,224	$18,500	(2)	$198,724

Paul de Belay, Vice President Sales & Marketing of SwissINSO until July 2011	2011	$171,287	$23,685	(9)	$194,972
	2010	$239,693	$38,308	(3)	$278,001
	2009	$35,004	$-0-		$35,004

(1)  Salary and all other compensation were paid in Swiss francs and have been converted at a rate of 1 Swiss franc= 0.8866 US dollars for 2011, 1 Swiss franc=0.95877 US dollars for 2010 and 1 Swiss franc=0.96934 US dollars for 2009.  Other than $58,275 of salary paid to Mr. de Belay in 2011 and $13,918 of car leasing payments made in 2011 for Mr. de Belay and Mr. Gruering, all salary and other compensation in 2011 was accrued but not paid to or for the benefit of the listed persons.

(2)  Represents total employer’s benefits contribution accrued during 2011.

(3)  Represents total employer’s benefits contribution paid during 2010.

(4)  Represents total employer’s benefits contribution paid during 2009.

(5)  Represents consulting fees accrued during 2011 and $10,812 of car leasing payments made during 2011.

(6)  Represents consulting fees paid during 2010.

(7)  Represents consulting fees paid during 2009.

(8)  Represents consulting fees accrued during 2011.

(9)  Represents total employer’s benefits contribution accrued during 2011 and $3,106 of car leasing payments made during 2011.

There are no outstanding equity awards for any of our executive officers.

Employment and Consulting Agreements

None

Compensation of Directors

During the fiscal year ended December 31, 2011, we accrued directors’ fees to the following individuals for their service as directors for the fiscal year ended December 31, 2011:

Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total

Clive D. Harbutt	$11,200	-	-	-	-	-	$11,200
Konstantin Saad	$12,000	-	-	-	-	-	$12,000
Timothy Tolhurst	$2,000	-	-	-	-	-	$2,000
Michel Gruering	$12,000	-	-	-	-	-	$12,000

No other director received any directors’ fees or other compensation for services as a director for such fiscal year.  Mr. Tolhurst served as a director from February 24, 2010 until his resignation on January 31, 2011, Mr. Saad served as a director from December 16, 2009 until his resignation on June 29, 2011, Mr. Harbutt served as a director from October 13, 2009 until his resignation on July 1, 2011 and currently serves as a director since December 20, 2011, Mr. Gruering served as a director from October 19, 2009 until his resignation on December 16, 2011 and Mr. Ducommun served as a director from October 19, 2009 until his resignation on December 20, 2011.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of April 13, 2012, the number of shares of Common Stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group.  Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC.  Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security.  The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty (60) days.  Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 78,599,287 shares of our Common Stock issued and outstanding as of April 13, 2012.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Rafic Hanbali	22,000,000	(1)	28%
Rua Sampaio Viana 253
cjto 74
Sao Paolo 04004-000
Brazil

Michel Gruering	7,597,145		9.67%
Avenue de la Riviera 4
CH-1820 Territet
Switzerland

Yves Ducommun	5,000,000		6.36%
Chemin du Jura 5
CH-1024 Ecublens
Switzerland

Jean-Bernard Wurm	4,000,000		5.09%
29 rue Sautter
1205 Geneva
Switzerland

Frederic Strittmatter	2,500,000	(1)	3.18%
8, Fornache
CH-1029 Villars-Ste-Croix
Switzerland

Clive D. Harbutt	1,500,000	(2)	1.91%
16 rue de la Pelisserie
1204 Geneva
Switzerland

All directors and executive officers
as a group (5 persons)	26,000,000	(3)	33.08%

(1)  Owned by InsOglass Holding SA, of which Mr. Hanbali is the ultimate beneficial owner and of which Mr. Strittmatter is President and director.

(2)  Consists of 1,500,000 shares owned by SICG  S.A., of which Mr. Harbutt is the principal shareholder, officer and director.

(3)  Includes 22,000,000 shares owned by InsOglass Holding SA, 2,500,000 shares owned by Mr. Strittmatter and 1,500,000 shares owned by SICG, S.A.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During 2011, Yves Ducommun, our former Chief Executive Officer, and Rafic Hanbali, our current President and Chief Executive Officer loaned SwissINSO an aggregate of $146,228 and $142,127, respectively, to meet the working capital needs of SwissINSO.  $136,228 of the indebtedness to Mr. Ducommun bears interest at the rate of 9% per annum. The remaining amount of the indebtedness to Mr. Ducommun and the full amount of the indebtedness to Mr. Hanbali are non-interest bearing. The indebtedness to Mr. Ducommun was due on January 31, 2012, and the indebtedness to Mr. Hanbali is due on a to be agreed future date.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, are not at this time required to have our Board of Directors comprised of a majority of “independent directors”.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate audit fees billed for each of the last two fiscal years for professional services rendered by our principal accountant were $41,710 for the fiscal year ended December 31, 2011 and $36,980 for the fiscal year ended December 31, 2010.  The audit fees for the fiscal year ended December 31, 2011 included reviews of our interim financial statements and Quarterly Reports on Form 10-Q filed with the SEC for the periods ended March 31, 2011, June 30, 2011 and September 30, 2011.  The audit fees for the fiscal year ended December 31, 2010 included reviews of our interim financial statements and Quarterly Reports on Form 10-Q filed with the SEC for the periods ended March 31, 2010, June 30, 2010 and September 30, 2010.

Audit-Related Fees

None

Tax Fees

The aggregate tax fees billed for each of the last two fiscal years for professional services rendered by our principal accountant were $5,500 for the fiscal year ended December 31, 2011 and $6,400 for the fiscal year ended December 31, 2010.  The tax fees for the fiscal year ended December 31, 2011 included preparation of our Federal and state income tax returns for the fiscal year ended December 31, 2011.  The tax fees for the fiscal year ended December 31, 2010 included preparation of our Federal and state income tax returns for the fiscal year ended December 31, 2010.

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
10.1
Stock Purchase Agreement dated September 10, 2009 made among Pashminadepot.com, Inc., Swissinso SA,  Michael Gruering, Yves Ducommun, Jean-Bernard Wurm, Muttiah Yogananthan, Manuel de Souza, Antoine Eigenmann, Ergoma SA, SICG S.A. and Albert Krauer.  Filed as Exhibit 10.1 to the Annual Report on Form 10-K/A filed with the SEC on June 17, 2011.

10.2
Note Purchase Agreement dated September 10, 2009 between Pashminadepot.com, Inc. and the purchaser thereof.  Filed as Exhibit 10.2 to the Annual Report on Form 10K/A filed with the SEC on June 17, 2011.

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
10.8
Master Capital Raising Agreement dated July 2009 between Swiss Investment Consulting Group SA and Pashminadepot.com, Inc.  Filed as Exhibit 10.8 to the Annual Report on Form 10K/A filed with the SEC on June 17, 2011.

10.9
Amendment to the Stock Purchase Agreement dated October 19, 2009 among Pashminadepot.com, Inc., SwissINSO SA, Michel Gruering, Yves Ducommun, Jean-Bernard Wurm, Muttiah Yogananthan, Manuel de Souza, Antoine Eigenmann, Ergoma SA, SICG S.A. and Albert Krauer.  Filed as Exhibit 10.9 to the Annual Report on Form 10K/A filed with the SEC on June 17, 2011.

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

10.12	Employment Contract dated December 12, 2008 between Swiss-Indo Trade & Invest SA and Dr. Yves Ducommun. Filed as Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on October 22, 2009.
10.13	Form of Subscription Agreement between each Subscriber and the Registrant. Filed as Exhibit 10.13 to the Annual Report on Form 10K/A filed with the SEC on June 17, 2011.
10.14	Form of 9% Secured Convertible Note from the Registrant to each Subscriber. Filed as Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
10.15	Form of Common Stock Purchase Warrant from the Registrant to each Subscriber. Filed as Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
10.16	Form of Security Agreement between SwissINSO, SA and each Subscriber. Filed as Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
10.17	Form of Outside Directors’ Agreement between the Registrant and each outside director. Filed as Exhibit 10.17 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
10.18	Contract for Consultancy Services dated September 30, 2009 between Michel Gruering and SwissINSO SA. Filed as Exhibit 10.18 to the Annual Report on Form 10-K filed with the SEC on April 15, 2010.
10.19	Consulting Agreement dated December 9, 2010 between SwissINSO SA and Michel Gruering. Filed as Exhibit 10.19 to the Current Report on Form 8-K filed with the SEC on December 13, 2010.
10.20	Outside Directors’ Agreement dated December 9, 2010 between the Registrant and Michel Gruering. Filed as Exhibit 10.20 to the Current Report on Form 8-K filed with the SEC on December 13, 2010.
10.21	Employment Contract dated March 29, 2011 between Manuel de Sousa and SwissINSO SA. Filed as Exhibit 10.21 to the Current Report on Form 8-K filed with the SEC on April 15, 2011.
10.22	Employment Contract dated October 10, 2009 between Paul de Belay and SwissINSO SA. Filed as Exhibit 10.22 to the Annual Report on Form 10K/A filed with the SEC on June 17, 2011.
14	Code of Conduct and Ethics for Directors, Officers and Employees. Filed as Exhibit 14 to the Annual Report on Form 10K/A filed with the SEC on June 17, 2011.
16.1	Letter dated August 6, 2009 from Moore & Associates to the Securities and Exchange Commission. Filed as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on August 7, 2009.
16.1	Letter dated December 22, 2009 from Seale and Beers, CPAs to the Securities and Exchange Commission. Filed as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
21	Subsidiaries of the registrant. Filed as Exhibit 21 to the Annual Report on Form 10-K filed with the SEC on April 15, 2010.
31.1 and 31.2	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1 and 32.2	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Rafic Hanbali	Chief Executive Officer and Director (Principal Executive Officer)	April 13, 2012
Rafic Hanbali

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rafic Hanbali	Chief Executive Officer and Director (Principal Executive Officer)	April 13, 2012
Rafic Hanbali

/s/ Clive D. Harbutt	Interim Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	April 13,2012
Clive D. Harbutt

/s/ Frederic Strittmatter	Director	April 13, 2012
Frederic Strittmatter

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010	F-3

Consolidated Statements of Operations and Comprehensive Income	F-4
for the years ended December 31, 2011 and 2010 and for the period since inception, June 1, 2006 to December 31, 2011

Consolidated Statements of Cash Flow for the years ended December 31, 2011	F-5
and 2010 and for the period since inception, June 1, 2006 to December 31, 2011

Consolidated Statement of Changes in Stockholders’ Deficit for the period	F-6
since inception, June 1, 2006 to December 31, 2011

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SwissInso Holding Inc.

We have audited the accompanying consolidated balance sheets of SwissInso Holding Inc. (a development stage company) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, changes in stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2011 and for the period from June 1, 2006 (inception) to December 31, 2011.  SwissInso Holding Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SwissInso Holding Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 and for the period from June 1, 2006 (inception date) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
April 16, 2012

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
As of December 31, 2011 and 2010

	2011	2010
	December 31	December 31

ASSETS

CURRENT ASSETS
Cash	$8,163	$339,567
Prepaid assets and other receivables	53,818	89,364
Inventory	544,436	543,742
Total current assets	606,417	972,673

NON-CURRENT ASSETS
Property and equipment, net	109,784	165,837
Deferred debt issuance cost, net	134,713	980,752
Total non-current assets	244,497	1,146,589

TOTAL ASSETS	$850,914	$2,119,262

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,638,566	$674,825
Accrued payroll and benefits	904,822	13,225
Promissory notes	750,000	750,000
Loans	411,600	-
Total current liabilities	3,704,988	1,438,050

NON-CURRENT LIABILITIES
Accrued interest on notes payable	801,796	362,907
Convertible notes payable	4,850,000	4,850,000
Stock warrants liability	215,642	3,628,000
Total non-current liabilities	5,867,438	8,840,907

TOTAL LIABILITIES	9,572,426	10,278,957

STOCKHOLDERS' DEFICIT
Stockholders' deficit :
10,000,000 preferred shares, $0.0001 par value	-	-
Issued and outstanding shares : 0
Authorized :
200,000,000 common shares, $0.0001 par value
Issued and outstanding shares : 78,599,287 and 78,599,287	7,860	7,860

Additional paid in capital	2,571,221	2,571,221
Deficit accumulated during development stage	(11,409,380)	(10,710,269)
Accumulated other comprehensive income	108,787	(28,507)
Total stockholders' deficit	(8,721,512)	(8,159,695)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$850,914	$2,119,262

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
AND FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO DECEMBER 31, 2011

			Inception
	Year Ended		6/1/2006
	2011	2010	to 12/31/2011

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	2,623,134	3,777,546	7,625,923
Stock warrants expense	(3,412,358)	797,600	215,642
Debt issuance expense	846,039	712,968	1,560,649
Research and development	180,465	287,632	1,117,952
	237,280	5,575,746	10,520,166
OTHER INCOME
Interest income	20	223	274
Gain on vehicle	-	-	6,816
	20	223	7,090

OTHER EXPENSES
Interest on debt	462,178	399,856	888,321
Taxes	(327)	-	(327)
Commission on debt	-	5,000	8,310
	461,851	404,856	896,304

NET INCOME (LOSS)	$(699,111)	$(5,980,379)	$(11,409,380)

Foreign currency adjustment	137,294	4,352	108,787

COMPREHENSIVE INCOME (LOSS)	(561,817)	(5,976,027)	(11,300,593)

Basic and diluted net income (loss) per share	$(0.01)	$(0.08)	$(0.18)

Weighted average shares outstanding - Basic and diluted	78,599,287	77,845,201	62,693,519

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEAR ENDED DECEMBER 31, 2011 AND 2010
AND FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO DECEMBER 31, 2011

			From
			Inception
	Year Ended		6/1/2006
	2011	2010	to 12/31/2011

NET INCOME (LOSS)	$(699,111)	$(5,980,379)	$(11,409,380)

OPERATING ACTIVITIES
Depreciation	59,420	15,820	82,136
Amortization of defered debt issuance cost	846,039	309,468	1,078,349
Interest contributed by shareholder	-	-	2,809
Gain on sale of asset	-	-	(6,816)
Interest accrued on converted notes	-	16,071	16,071

Changes in Operating Assets and Liabilities:
(Increase) inventory "Krystall"	(694)	(543,742)	(544,436)
Increase (decrease) in accounts payable and accrueds	2,294,227	824,956	3,302,217
(Increase) / decrease in prepaids and other receivables	35,546	(29,198)	(53,818)
(Increase) in security deposit	-	1,445	-
Increase (decrease) in stock warrants liability	(3,412,358)	797,600	215,642

Net cash used in operating activities	(876,931)	(4,587,959)	(7,317,226)

INVESTING ACTIVITIES
Property and equipment acquisition	(3,367)	(155,523)	(219,928)
Cash received in acquisition of shell	-		670,357
Proceeds from sale of asset	-		34,080
Net cash provided by (used in) investing activities	(3,367)	(155,523)	484,509

FINANCING ACTIVITIES
Proceeds from convertible notes	-	4,835,000	6,035,000
Proceeds from issuance of shares	-	-	85,698
Repayment of borrowings	-	(500,000)	(521,500)
Loan	-	500,000	500,000
Debt due to shareholders	411,600	-	631,892
Net cash provided by financing activities	411,600	4,835,000	6,731,090

Effect of exchange rate on cash	137,294	4,352	109,790

INCREASE (DECREASE) IN CASH	(331,404)	95,870	8,163

CASH AT BEGINNING OF PERIOD	339,567	243,697	-

CASH AT END OF PERIOD	$8,163	$339,567	$8,163

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO DECEMBER 31, 2011

						Deficit
						Accumulated
			Additional		Other	During the	Total
	Common Stock		Paid-In	Subscription	comprehensive	Development	Stockholders'
	Shares	Amount	Capital	receivable	income	Stage	Deficit

Balance - June 1, 2006		$-	$-	$-	$-	$-	$-

Common Stock issued in recapitalization				-	-		-
of Swissinso SA into Swissinso Holding Inc.
(par value $0.0001) (1)	50,000,000	5,000	75,644	(40,322)			40,322

Net loss from inception to December 31, 2006						(50,833)	(50,833)

Interest contributed by shareholder			26				26

Foreign currency exchange adjustment					(171)		(171)

Balance at December 31, 2006	50,000,000	5,000	75,670	(40,322)	(171)	(50,833)	(10,656)

Net loss for the year ended December 31, 2007						(28,003)	(28,003)

Interest contributed by shareholder			234				234

Foreign currency exchange adjustment					(2,569)		(2,569)

Balance at December 31, 2007	50,000,000	5,000	75,904	(40,322)	(2,740)	(78,836)	(40,994)

Net loss for the year ended December 31, 2008						(118,788)	(118,788)

Interest contributed by shareholder			1,033				1,033

Foreign currency exchange adjustment					(4,929)		(4,929)

Balance at December 31, 2008	50,000,000	5,000	76,937	(40,322)	(7,669)	(197,624)	(163,678)

Common Stock issued to acquire the shell
company at $0.001 per share
(par value $0.0001) (1)	25,100,000	2,510	(141,307)				(138,797)

Subscription on share capital of Swissinso SA				40,322			40,322

Common Stock issued pursuant to conversion
of shareholder loan to Swissinso SA	1,097,145	110	220,182				220,292

Net loss for the year ended December 31, 2009						(4,532,266)	(4,532,266)

Interest contributed by shareholder			1,516				1,516

Foreign currency exchange adjustment					(25,190)		(25,190)

Balance at December 31, 2009	76,197,145	$7,620	$157,328	$-	$(32,859)	$(4,729,890)	$(4,597,801)

Deferred debt issuance			1,213,062				1,213,062

Shares issued on conversion of notes	2,402,142	240	1,200,831				1,201,071

Net loss for the period ended December 31, 2010						(5,980,379)	(5,980,379)

Foreign currency exchange adjustment					4,352		4,352

Balance at December 31, 2010	78,599,287	$7,860	$2,571,221	$-	$(28,507)	$(10,710,269)	$(8,159,695)

Net loss for the period ended December 31, 2011						(699,111)	(699,111)

Foreign currency exchange adjustment					137,294		137,294

Balance at December 31, 2011	78,599,287	$7,860	$2,571,221	$-	$108,787	$(11,409,380)	$(8,721,512)

(1) The Stockholders equity of Swissinso SA has been recapitalized to give effect to the shares received by the existing holders of Swissinso SA from the share exchange agreement with Pashminadepot.com Inc.

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2011
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

NOTE 2 -   Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising additional capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company has funded its initial operations by way of entering into a private placement offering. From inception through December 31, 2011 subscriptions of $6,035,000 had been received under the terms of the private placement documents.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -   Significant Accounting Policies

Accounting Basis

These consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the historical financial information of SwissINSO SA from inception to December 31, 2011. Intercompany transactions and balances have been eliminated.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company’s international subsidiary have been translated into United States dollars by translating balance sheet accounts at year end and period end exchange rates except for non-current assets which are translated at historical exchange rates, and statement of operations accounts at average exchange rates for the periods. Foreign currency transaction gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated Other Comprehensive Income. The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Income, was a gain of $108,787 as of December 31, 2011.

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

Inventory

The Company values its inventory at the lower of cost and market. The Company’s inventory is comprised of one unit of industrial equipment for reverse osmosis water purification unit valued at actual cost.

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

Net Loss Per Share

Basic net loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. The Company has issued convertible notes with warrants which are potentially dilutive common shares. For the periods presented, this calculation proved to be anti-dilutive. As a result, the basic net loss per share is the same as diluted net loss per share for the year ended December 31, 2011.

Income Taxes

The Company and its subsidiary provide for income taxes in accordance with FASB ASC 740-10 (Prior authoritative literature: FASB Statement No. 109, “Accounting for Income Taxes.”) FASB ASC 740-10 requires the use of an asset and liability approach in accounting for income taxes.FASB ASC 740-10 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company and its subsidiary to utilize the loss carry-forward.

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

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company’s policy is to regularly assesses slow-moving, excess and obsolete inventory and establish a reserve against any amounts determined to have such characteristics.  No slow-moving, obsolete or excess inventory was determined necessary as of December 31, 2011.

The following table presents the classification of inventory on-hand as of December 31, 2011 and 2010:

	2011	2010
Raw Materials	$-	$-
Work-in-process	-	-
Finished Goods	544,436	543,742

Total Inventory	$544,436	$543,742

NOTE 5 -  Property and Equipment

Property and equipment at December 31, 2011 and 2010 at cost, consisted of the following:

	2011	2010
Furniture	$106,062	$102,818
Computer equipment	78,530	79,023
	184,592	181,841
Less accumulated depreciation	74,808	16,004
	$109,784	$165,837

Depreciation expense on property and equipment for the years ended December 31, 2011 and 2010 was $59,420 and $15,820.

NOTE 6 -   Notes Payable

The Company has issued promissory notes or loan acknowledgements to independent third parties as follows: (a) $250,000 bearing interest at 9% per annum repayable once the Company raised $6,000,000 through the sale of securities; and (b) $500,000 without interest repayable on or before May 11, 2011. These amounts remain outstanding.

During 2011, the Company’s subsidiary borrowed an aggregate of $411,600 from current and former executive officers and directors and a shareholder of the Company to meet the working capital needs of the Company’s subsidiary. Loans aggregating $244,655 bear interest at 9% per annum, and the other loans are non-interest bearing. These amounts remain outstanding.

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

Notes totaling $1,185,000 plus accrued interest were converted into 2,402,142 shares of common stock during the year ended December 31, 2010.  No notes were converted during 2011.

The fair value of each warrant is estimated on the date of grant using Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table.

Number of Warrants	% of Warrants Issued	Initial Vesting Date
2,000,000	100%	December 16, 2009
	Dividend Yield	0.00%
	Expected Volatility	310.21%
	Risk-Free Interest Rate	0.18%
	Contractual term	5 years
	Estimated Remaining term	1.96 years
	Stock Price at Date of Grant	$1.89
	Exercise Price	$1.00

900,000	100%	December 22, 2009

	Dividend Yield	0.00%
	Expected Volatility	310.21%
	Risk-Free Interest Rate	0.18%
	Contractual term	5 years
	Estimated Remaining term	1.98 years
	Stock Price at Date of Grant	$1.80
	Exercise Price	$1.00

8,270,000	100%	February 24, 2010

	Dividend Yield	0.00%
	Expected Volatility	310.21%
	Risk-Free Interest Rate	0.20%
	Contractual term	5 years
	Estimated Remaining term	2.15 years
	Stock Price at Date of Grant	$1.25
	Exercise Price	$1.00

500,000	100%	September 15, 2010
	Dividend Yield	0.00%
	Expected Volatility	310.21%
	Risk-Free Interest Rate	0.23%
	Contractual term	5 years
	Estimated Remaining term	2.79 years
	Stock Price at Date of Grant	$1.18
	Exercise Price	$1.00

400,000	100%	December 8, 2010
	Dividend Yield	0.00%
	Expected Volatility	310.21%
	Risk-Free Interest Rate	0.24%
	Contractual term	5 years
	Estimated Remaining term	2.94 years
	Stock Price at Date of Grant	$0.59
	Exercise Price	$1.00

The total derivative gain for the twelve months ended December 31, 2011 was $3,412,358, representing the change in fair value between the outstanding warrants as of December 31, 2011 and 2010, which equated to $215,642 and $3,628,000, respectively. The Company originally computed the value of the warrants based on an expected exercise of the warrants two years following their issuance. The foregoing table estimates the exercise of the warrants four years following their issuance.

The Company will issue common stock from authorized shares to those subscribers who exercise the warrants upon the exercise of the warrants. As of December 31, 2011, no warrants have been exercised.

As of December 31, 2011, certain convertible notes have come due. The Company is in discussions with the holders of such notes to extend the maturity date of their notes for an additional two years. The Company has not received any indication that any holder is looking to satisfy the amount due through collection of assets securing the Company’s obligations under the notes.

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

On February 24, 2010, the Company determined the fair value of these warrants to be $1,213,062. The fair value was determined by using the Black-Scholes-Merton option-pricing model based on the following assumptions:

Number of Warrants	% of Warrants Issued	Initial Vesting Date
1,117,000	100%	February 24, 2010
	Dividend Yield	0.00%
	Expected Volatility	270.21%
	Risk-Free Interest Rate	2.69%
	Contractual term	5 years
	Estimated term	1.875 years
	Stock Price at Date of Grant	$1.25
	Exercise Price	$1.00

Debt issuance costs as of December 31, 2011 and 2010 were as follows:

	2011	2010
Debt Issuance Cost	$1,695,362	$1,695,362
Accumulated amortization	(1,560,649)	(714,610)
Debt Issuance, end of period	134,713	980,752

Debt issuance expense for the years ended December 31, 2011 and 2010 was $846,039 and $712,968, respectively.

NOTE 9 -   Capital Stock

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, par value $0.0001 per share, none of which are issued and outstanding as of December 31, 2011.

Common Stock

The Company has authorized 200,000,000 shares of common stock, par value $0.0001 per share, of which 78,599,287 shares were issued and outstanding as of December 31, 2011.

NOTE 10 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2011 are as follows:

	2011
	SWISSINSO SA	HOLDING	CONSOLIDATED
Accumulated net operating loss	$2,479,192	$(1,780,081)	$699,111
Effective income tax rate	7.8%	34%	59%
	193,377	(605,228)	(411,851)
Less valuation allowance	193,377	(605,228)	(411,851)
Net deferred tax asset	$-	$-	$-

Through December 31, 2011, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  At December 31, 2011, the Company had approximately $11.4 million of net accumulated operating losses.  The net operating loss carry forwards, if not utilized, will begin to expire in 2026.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended December 31, 2011 and 2010 are as follows:

Federal statutory income tax rate	34.0%
State tax net of federal benefit	0.0%
Benefit from lower foreign income tax rate	25.0%
59.0%
Increase in valuation allowance	-59.0%
Effective tax rate	0.0%

NOTE 11 - Related Party Transactions

The Company is indebted to its former Chief Executive Officer for $146,228 of loans made by such individual to the Company’s subsidiary during 2011 to meet the working capital needs of the Company and its subsidiary. The Company is indebted to its current Chief Executive Officer for approximately $142,127 of loans made by such individual to the Company’s subsidiary during 2011 to meet the working capital needs of the Company and its subsidiary.

NOTE 12 – Lease

SwissINSO rents office space pursuant to a monthly property rental agreement with Fondation Scientifique EPFL Lausanne, Switzerland that can be renewed monthly.  The monthly office rental payments to EPFL (excluding TVA) were as follows:

January to June, 2011	$10,698
July, 2011	$9,513
August to September, 2011	$5,024
October to December, 2011	$2,493

The rental cost for the period ended December 31, 2011 totaled $81,710.

Additionally, SwissINSO rents warehouse and assembly space from Felix Construction incurring a total cost during 2011 of $70,559.

NOTE 13 - Concentrations of Risks

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). Up to December 31, 2011 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.

All other deposit accounts at FDIC-insured institutions are insured up to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

SwissINSO maintains its cash with sound international banking institutions.

NOTE 14 - Commitments

Under agreements for the acquisition of industrial technology, the Company through its subsidiary was committed at December 31, 2011 as follows:

- Payments for acquisition of technology over a 4 year period	$319,951
- Minimum royalties over a 5 year period Euro 120,000	$171,200

NOTE 15 – Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 16 – Equity Compensation Plans

The Company has adopted the SwissINSO Holding Inc. 2009 Stock Incentive Plan, which provides for the grant of stock options and other rights to purchase an aggregate of 10,000,000 shares of the Company’s Common Stock to the employees, officers, directors and service providers of the Company and its subsidiaries and affiliates. At December 31, 2011, no stock options or other rights had been granted under such plan.

NOTE 17 – Subsequent Events

During the first quarter of 2012, the Company’s subsidiary borrowed approximately $272,454 from the Company’s Chief Executive Officer to meet the working capital needs of the Company and its subsidiary.  The loans do not bear interest and are repayable on a to be agreed future date.

During the first quarter of 2012, the Company’s subsidiary made payments aggregating $139,341 to EPFL as required under the agreement between SwissINSO and EPFL for the acquisition of technology.