Form 10-Q
period 2012-03-31
SWISSINSO HOLDING INC.
filed 2012-05-21
CIK 1437395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(011) 41 21 693 8640
(Registrant’s Telephone Number, Including Area Code)
________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No ☒

As of May 21, 2012, there were outstanding 78,599,287 shares of Common Stock, par value $0.0001 per share.

PART I
FINANCIAL INFORMATION

Item 1.      Financial Statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
As of March 31, 2012 (unaudited) and December 31, 2011

	2012	2011
	March 31	December 31
	UNAUDITED
ASSETS

CURRENT ASSETS
Cash	$8,917	$8,163
Prepaid assets and other receivables	64,058	53,818
Deposit	221	-
Inventory	566,440	544,436
Total current assets	639,636	606,417

NON-CURRENT ASSETS
Property and equipment, net	95,234	109,784
Deferred debt issuance cost, net	-	134,713
Total non-current assets	95,234	244,497

TOTAL ASSETS	$734,870	$850,914

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,509,108	$1,638,566
Accrued payroll and benefits	891,009	904,822
Promissory notes	750,000	750,000
Loans	784,474	411,600
Total current liabilities	3,934,591	3,704,988

NON-CURRENT LIABILITIES
Accrued interest on notes payable	909,427	801,796
Convertible notes payable	4,850,000	4,850,000
Stock warrants liability	668,098	215,642
Total non-current liabilities	6,427,525	5,867,438

TOTAL LIABILITIES	10,362,116	9,572,426

STOCKHOLDERS' DEFICIT
Stockholders' deficit :
10,000,000 preferred shares, $0.0001 par value	-	-
Issued and outstanding shares : 0
Authorized :
200,000,000 common shares, $0.0001 par value
Issued and outstanding shares : 78,599,287 and 78,599,287	7,860	7,860

Additional paid in capital	2,571,221	2,571,221
Deficit accumulated during development stage	(12,234,743)	(11,409,380)
Accumulated other comprehensive income	28,416	108,787
Total stockholders' deficit	(9,627,246)	(8,721,512)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$734,870	$850,914

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
AND FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO MARCH 31, 2012
UNAUDITED

	For The Three Months Ended		Inception
	March 31,		6/1/2006
	2012	2011	to 03/31/2012

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	125,018	961,667	7,750,941
Stock warrants expense	452,456	(548,243)	668,098
Debt issuance expense	134,713	211,920	1,695,362
Research and development	-	-	1,117,952
	712,187	625,344	11,232,353
OTHER INCOME
Interest income	2	15	276
Gain on vehicle	-	-	6,816
	2	15	7,092

OTHER EXPENSES
Interest on debt	113,178	116,356	1,001,499
Taxes	-	-	(327)
Commission on debt	-	-	8,310
	113,178	116,356	1,009,482

NET INCOME (LOSS)	$(825,363)	$(741,685)	$(12,234,743)

Foreign currency adjustment	(80,371)	(14,284)	28,416

COMPREHENSIVE INCOME (LOSS)	(905,734)	(755,969)	(12,206,327)

Basic and diluted net income (loss) per share	$(0.01)	$(0.01)	$(0.19)

Weighted average shares outstanding - basic and diluted	78,599,287	78,599,287	63,365,909

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
AND FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO MARCH 31, 2012
UNAUDITED

			From
	For The Three Months Ended		Inception
	March 31,		6/1/2006
	2012	2011	to 3/31/2012

NET INCOME (LOSS)	$(825,363)	$(741,685)	$(12,234,743)

OPERATING ACTIVITIES
Depreciation	14,550	13,992	96,686
Amortization of deferred debt issuance cost	134,713	211,920	1,213,062
Interest contributed by shareholder	-	-	2,809
Gain on sale of asset	-	-	(6,816)
Interest accrued on converted notes	-	-	16,071

Changes in Operating Assets and Liabilities:
(Increase) inventory "Krystall"	(22,004)	(11,388)	(566,440)
Increase (decrease) in accounts payable and accrueds	(35,640)	651,349	3,266,577
(Increase) / decrease in prepaids and other receivables	(10,240)	(91,158)	(64,058)
(Increase) in security deposit	(221)		(221)
Increase (decrease) in stock warrants liability	452,456	(548,243)	668,098

Net cash used in operating activities	(291,749)	(515,213)	(7,608,975)

INVESTING ACTIVITIES
Property and equipment acquisition	-	(2,944)	(219,928)
Cash received in acquisition of shell	-	-	670,357
Proceeds from sale of asset	-	-	34,080
Net cash provided by (used in) investing activities	-	(2,944)	484,509

FINANCING ACTIVITIES
Proceeds from convertible notes	-	-	6,035,000
Proceeds from issuance of shares	-	-	85,698
Repayment of borrowings	-	-	(521,500)
Loan	-	253,500	500,000
Debt due to shareholders	372,874	-	1,004,766
Net cash provided by financing activities	372,874	253,500	7,103,964

Effect of exchange rate on cash	(80,371)	(14,284)	29,419

INCREASE (DECREASE) IN CASH	754	(278,941)	8,917

CASH AT BEGINNING OF PERIOD	8,163	339,567	-

CASH AT END OF PERIOD	$8,917	$60,626	$8,917

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO MARCH 31, 2012

						Deficit
					Accumulated	Accumulated
			Additional		other	During the	Total
	Common Stock		Paid-In	Subscription	comprehensive	Development	Stockholders'
	Shares	Amount	Capital	receivable	income	Stage	Deficit

Balance - June 1, 2006		$-	$-	$-	$-	$-	$-

Common Stock issued in recapitalization of SwissINSO SA into SwissINSO Holding Inc. (par value $0.0001)	50,000,000	5,000	75,644	(40,322)			40,322

Net loss from inception to December 31, 2006						(50,833)	(50,833)

Interest contributed by shareholder			26				26

Foreign currency exchange adjustment					(171)		(171)

Balance at December 31, 2006	50,000,000	5,000	75,670	(40,322)	(171)	(50,833)	(10,656)

Net loss for the year ended December 31, 2007						(28,003)	(28,003)

Interest contributed by shareholder			234				234

Foreign currency exchange adjustment					(2,569)		(2,569)

Balance at December 31, 2007	50,000,000	5,000	75,904	(40,322)	(2,740)	(78,836)	(40,994)

Net loss for the year ended December 31, 2008						(118,788)	(118,788)

Interest contributed by shareholder			1,033				1,033

Foreign currency exchange adjustment					(4,929)		(4,929)

Balance at December 31, 2008	50,000,000	5,000	76,937	(40,322)	(7,669)	(197,624)	(163,678)

Common Stock issued to acquire the shell company at $0.001 per share (par value $0.0001) (1)	25,100,000	2,510	(141,307)				(138,797)

Subscription on share capital of SwissINSO SA				40,322			40,322

Common Stock issued pursuant to conversion of shareholder loan to SwissINSO SA	1,097,145	110	220,182				220,292

Net loss for the year ended December 31, 2009						(4,532,266)	(4,532,266)

Interest contributed by shareholder			1,516				1,516

Foreign currency exchange adjustment					(25,190)		(25,190)

Balance at December 31, 2009	76,197,145	$7,620	$157,328	$-	$(32,859)	$(4,729,890)	$(4,597,801)

Deferred debt issuance			1,213,062				1,213,062

Shares issued on conversion of notes	2,402,142	240	1,200,831				1,201,071

Net loss for the period ended December 31, 2010						(5,980,379)	(5,980,379)

Foreign currency exchange adjustment					4,352		4,352

Balance at December 31, 2010	78,599,287	$7,860	$2,571,221	$-	$(28,507)	$10,710,269	$(8,159,695)

Net loss for the period ended December 31, 2011						(699,111)	(699,111)

Foreign currency exchange adjustment					137,294		137,294

Balance at December 31, 2011	78,599,287	$7,860	$2,571,221	$-	$108,787	$11,409,380	$(8,721,512)

Net loss for the period ended March 31, 2012						(825,363)	(825,363)

Foreign currency exchange adjustment					(80,371)		(80,371)

Balance at March 31, 2012	78,599,287	$7,860	$2,571,221	$-	$28,416	$12,234,743	$(9,627,246)

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.(A Development Stage Company)
UNAUDITED

NOTES TO FINANCIAL STATEMENTS

March 31, 2012
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

On April 22, 2010, SwissINSO officially launched its first completely solar powered industrial size water purification unit, trade named KRYSTALL™.

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

NOTE 2 -   Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising additional capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company has funded its initial operations by way of entering into a private placement offering.  From inception through March 31, 2012, subscriptions of $6,035,000 had been received under the terms of the private placement documents.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -   Significant Accounting Policies

Accounting Basis

These consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the historical financial information of SwissINSO SA from inception to March 31, 2012. Intercompany transactions and balances have been eliminated.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company’s international subsidiary have been translated into United States dollars by translating balance sheet accounts at year end and period end exchange rates except for non-current assets which are translated at historical exchange rates, and statement of operations accounts at average exchange rates for the periods. Foreign currency transaction gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated other comprehensive income. The balance of the foreign currency translation adjustment, included in Accumulated other comprehensive income, was ($80,371) and ($14,284) for the three months ended March 31, 2012 and March 31, 2011, respectively.

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

Net Loss Per Share

Basic net loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. The Company has issued convertible notes with warrants which are potentially dilutive common shares. For the periods presented, this calculation proved to be anti-dilutive. As a result, the basic net loss per share is the same as diluted net loss per share for the three month period ended March 31, 2012.

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

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company’s policy is to regularly assesses slow-moving, excess and obsolete inventory and establish a reserve against any amounts determined to have such characteristics.  No slow-moving, obsolete or excess inventory was determined necessary as of March 31, 2012.

The following table presents the classification of inventory on-hand as of March 31, 2012 and December 31, 2011:

	Inventory at	Inventory at
	March 31, 2012	December 31, 2011
Raw Materials	$-	$-
Work-in-process	-	-
Finished Goods	566,440	544,436

Total Inventory	$566,440	$544,436

NOTE 5 -   Property and Equipment

Property and equipment at March 31, 2012 and December 31, 2011 at cost, consisted of the following:

	March 31, 2012	December 31, 2011
Furniture	$106,062	$106,062
Computer equipment	78,530	78,530
	184,592	184,592
Less accumulated depreciation	89,358	74,808
	$95,234	$109,784

Depreciation expense on property and equipment for the three months ended March 31, 2012 and 2011 was $14,450 and $13,992, respectively.

NOTE 6 -   Notes Payable

The Company has issued promissory notes or loan acknowledgements to independent third parties as follows: (a) $250,000 bearing interest at 9% per annum repayable once the Company raised $6,000,000 through the sale of securities; and (b) $500,000 without interest repayable on or before May 11, 2011.  These amounts remain outstanding.

During the first quarter of 2012, the Company’s subsidiary borrowed $372,874 from its Chief Executive Officer to meet the working capital needs of the Company and its subsidiary.  At March 31, 2012, the Company’s subsidiary had borrowed an aggregate of $784,474 from current and former executive officers and directors and a shareholder of the Company to meet the working capital needs of the Company and its subsidiary.  Loans aggregating $244,655 bear interest at 9% per annum, and the other loans are non-interest bearing.  These amounts remain outstanding.

NOTE 7 -    Convertible Notes with Warrants

In 2009 and 2010, the Company received subscriptions of $6,035,000 from the sale of 9% Secured Convertible Notes with Warrants issued in a private placement. The notes are secured by all of the assets of SwissINSO and are convertible into shares of common stock at a conversion price of $0.50 per share. Conversion may be exercised by the holder at any time prior to the maturity date which is 24 months from the date of issue. The warrants are exercisable for an equivalent number of shares at an exercise price of $1.00 per share within five years of issuance date.

Notes totaling $1,185,000 plus accrued interest were converted into 2,402,142 shares of common stock during the year ended December 31, 2010.  No notes were converted during 2011 or the first quarter of 2012.

The fair value of each warrant is estimated on the date of grant using Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table.

Number of Warrants	% of Warrants Issued	Initial Vesting Date
2,000,000	100%	December 16, 2009
	Dividend Yield	0.00%
	Expected Volatility	322.62%
	Risk-Free Interest Rate	0.25%
	Contractual term	5 years
	Estimated Remaining term	1.71 years
	Stock Price at Date of Grant	$1.89
	Exercise Price	$1.00

900,000	100%	December 22, 2009

	Dividend Yield	0.00%
	Expected Volatility	322.62%
	Risk-Free Interest Rate	0.25%
	Contractual term	5 years
	Estimated Remaining term	1.73 years
	Stock Price at Date of Grant	$1.80
	Exercise Price	$1.00

8,270,000	100%	February 24, 2010

	Dividend Yield	0.00%
	Expected Volatility	322.62%
	Risk-Free Interest Rate	0.26%
	Contractual term	5 years
	Estimated Remaining term	1.90 years
	Stock Price at Date of Grant	$1.25
	Exercise Price	$1.00

500,000	100%	September 15, 2010
	Dividend Yield	0.00%
	Expected Volatility	322.62%
	Risk-Free Interest Rate	0.31%
	Contractual term	5 years
	Estimated Remaining term	2.54 years
	Stock Price at Date of Grant	$1.18
	Exercise Price	$1.00

400,000	100%	December 8, 2010
	Dividend Yield	0.00%
	Expected Volatility	322.62%
	Risk-Free Interest Rate	0.34%
	Contractual term	5 years
	Estimated Remaining term	2.94 years
	Stock Price at Date of Grant	$0.59
	Exercise Price	$1.00

The total derivative charge for the three months ended March 31, 2012 was $452,456, representing the change in fair value between the outstanding warrants as of March 31, 2012 and December 31, 2011.

The Company will issue common stock from authorized shares to those subscribers who exercise the warrants upon the exercise of the warrants.  As of March 31, 2012, no warrants have been exercised.

As of March 31, 2012, certain convertible notes have come due.  The Company is in discussions with the holders of such notes to extend the maturity date of their notes for an additional two years.  The Company has not received any indication that any holder is looking to satisfy the amount due through collection of assets securing the Company’s obligations under the notes.

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

On February 24, 2010, the Company determined the fair value of these warrants to be $1,213,062. The fair value was determined by using the Black-Scholes-Merton option-pricing model based on the following assumptions:

Number of Warrants	% of Warrants Issued	Initial Vesting Date
1,117,000	100%	February 24, 2010
	Dividend Yield	0.00%
	Expected Volatility	270.21%
	Risk-Free Interest Rate	2.69%
	Contractual term	5 years
	Estimated term	1.875 years
	Stock Price at Date of Grant	$1.25
	Exercise Price	$1.00

Debt issuance costs as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Debt issuance cost	$1,695,362	$1,695,362
Accumulated amortization	(1,695,362)	(1,560,649)
Debt issuance, end of period	$-	$134,713

Amortization of debt issuance expense for the three month periods ended March 31, 2012 and 2011 was $134,713 and $211,920, respectively.

NOTE 9 -   Capital Stock

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, par value $0.0001 per share, none of which are issued and outstanding as of March 31, 2012.

Common Stock

The Company has authorized 200,000,000 shares of common stock, par value $0.0001 per share, of which 78,599,287 shares were issued and outstanding as of March 31, 2012.

NOTE 10 – Related Party Transactions

The Company is indebted to its Chief Executive Officer for $372,874 of loans made by such individual to the Company’s subsidiary during the first quarter of 2012 to meet the working capital needs of the Company and its subsidiary.  At March 31, 2012, the Company owes its Chief Executive Officer an aggregate of $515,001 for loans made during 2011 and the first quarter of 2012 to meet the working capital needs of the Company and its subsidiary.

NOTE 11 – Lease

SwissINSO rents office space pursuant to a monthly property rental agreement with Fondation Scientifique EPFL Lausanne, Switzerland that can be renewed monthly.  The monthly office rental payment to EPFL (excluding TVA) is $2,425.  The rental cost for the period ended March 31, 2012 totaled $7,275.

NOTE 12 - Concentrations of Risks

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). Up to March 31, 2012 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.

All other deposit accounts at FDIC-insured institutions are insured up to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

SwissINSO maintains its cash with sound international banking institutions.

NOTE 13 - Commitments

Under agreements for the acquisition of industrial technology, the Company through its subsidiary was committed at March 31, 2012 as follows:

- Payments for acquisition of technology over a 4 year period	$180,610
- Minimum royalties over a 5 year period Euro 120,000	$171,200

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

NOTE 15 – Equity Compensation Plans

The Company has adopted the SwissINSO Holding Inc. 2009 Stock Incentive Plan, which provides for the grant of stock options and other rights to purchase an aggregate of 10,000,000 shares of the Company’s Common Stock to employees, officers, directors and service providers of the Company and its subsidiaries and affiliates.  At March 31, 2012, no stock options or other rights had been granted under such plan.

NOTE 16 – Subsequent Events

During the second quarter of 2012, the Company’s subsidiary borrowed an additional $132,033 from the Company’s Chief Executive Officer to meet the working capital needs of the Company and its subsidiary.  The loans do not bear interest and are repayable on a to be agreed future date.

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

The following discussion and analysis of our financial condition and results of operations are based on the unaudited financial statements as of March 31, 2012 and 2011, all of which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations – Three months ended March 31, 2012 compared to three months ended March 31, 2011

We are in the development stage and did not generate any revenues for the three month periods ended March 31, 2012 or 2011.  During the quarter ended March 31, 2012, we incurred $125,018 of general and administrative expenses as we continued the development of the business of SwissINSO, albeit with substantially reduced personnel and sharply curtailed business operations, and $134,713 of debt issuance expense.  In addition, we incurred $113,178 in interest charges related to bridge loans received in September 2009, convertible notes and warrants sold in a private placement from December 2009 through December 2010 and short-term loans received during 2011.  In comparison, during the quarter ended March 31, 2011, we incurred $961,667 of general and administrative expenses as we continued to develop the business of SwissINSO and $211,920 of debt issuance expense.  In addition, we incurred $116,356 in interest charges related to bridge loans received in September 2009 and convertible notes sold in the private placement from December 2009 through December 2010.   Our net loss before foreign currency translation adjustments during the quarter ended March 31, 2012 was $825,363, including a non-cash charge of $452,456, representing the change from December 31, 2011 to March 31, 2012 in fair value for accounting purposes of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in the private placement, as compared to a net loss before foreign currency translation adjustments during the quarter ended March 31, 2011 of $741,685, including a non-cash gain of $548,243, representing the change from December 31, 2010 to March 31, 2011 in fair value for accounting purposes of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in the private placement.

Liquidity and Capital Resources

As of March 31, 2012, we had a working capital deficit of $3,294,955 as compared with a working capital deficit at December 31, 2011 of $3,098,571.  During the past twelve (12) months, we have incurred significant operating expenses, and we expect to incur additional significant operating expenses for manufacturing, research and development, marketing, sales channel development, general and administrative expenses and debt payments during the next twelve (12) months, contingent upon raising capital.

During the three months ended March 31, 2012, we did not sell any additional convertible notes and warrants in the private placement.  We did, however, receive short-term loans aggregating $372,874 from our Chief Executive Officer to meet the working capital needs of SwissINSO.  We have not received any other cash infusions, are unable to meet our current obligations to employees, suppliers, vendors, service providers and lenders and are negotiating extended payment terms with some of our creditors.

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

Going Concern Consideration

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  As discussed in the notes to the financial statements, we have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  Our ability to continue as a going concern and ultimately to attain profitable operations is dependent on (a) raising capital to meet our past due, current and future obligations to employees, suppliers, vendors, landlords, service providers and lenders and to fund SwissINSO’s business plan, (b) making sales of KRYSTALL units, (c) expanding our distribution network for KRYSTALL around the world and (d) developing the KLYMMA business.  We incurred a net loss before foreign currency translation adjustments during the three months ended March 31, 2012 of $825,363, including a non-cash charge of $452,456, representing the change from December 31, 2011 to March 31, 2012 in fair value for accounting purposes of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in the private placement.  We have an accumulated deficit since inception of $12,234,743, primarily comprised of $8,868,893 in general and administrative expenses and research and development expenses incurred to create the Company, develop the business of SwissINSO and maintain the Company’s existence as a public company and $1,001,499 in interest charges incurred on the bridge loans, convertible debt and short-term loans used to finance the Company and the business of SwissINSO.  These factors continue to raise substantial doubt about our ability to continue as a going concern.  As discussed above, management plans include attempting to obtain additional capital from the sale of securities, from bank and private borrowings, from sales of KRYSTALL units, from the commercialization of the KLYMMA business and from attempting to find a buyer or partner for all or part of SwissINSO’s business.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.               Defaults Upon Senior Securities.

None.

Item 4.               Mine Safety Disclosures.

Not applicable.

Item 5.               Other Information.

During the quarter ended March 31, 2012, the Company’s subsidiary borrowed $372,874 from the Company’s Chief Executive Officer to meet the working capital needs of the Company and its subsidiary.  The loans do not bear interest and are repayable on a to be agreed future date.

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

SWISSINSO HOLDING INC.

Dated: May 21, 2012	By:	/s/ Rafic Hanbali
	Name:	Rafic Hanbali
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 21, 2012	By:	/s/ Clive D. Harbutt
	Name:	Clive D. Harbutt
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)