Form 10-Q
period 2012-06-30
SWISSINSO HOLDING INC.
filed 2012-08-20
CIK 1437395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-151909

SWISSINSO HOLDING INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	90-0620127
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer ID Number)

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

As of August 20, 2012, there were outstanding 101,169,294 shares of Common Stock, par value $0.0001 per share.

PART I
FINANCIAL INFORMATION

Item 1.         Financial Statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
As of June 30, 2012 (unaudited) and December 31, 2011

	2012	2011
	June 30	December 31
	UNAUDITED
ASSETS

CURRENT ASSETS
Cash	$493,703	$8,163
Prepaid assets and other receivables	64,508	53,818
Inventory	188,442	544,436
Total current assets	746,653	606,417

NON-CURRENT ASSETS
Property and equipment, net	81,478	109,784
Deferred debt issuance cost, net	-	134,713
Total non-current assets	81,478	244,497

TOTAL ASSETS	$828,131	$850,914

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,485,018	$1,638,566
Accrued payroll and benefits	862,663	904,822
Promissory notes	1,250,000	750,000
Loans	907,537	411,600
Total current liabilities	4,505,218	3,704,988

NON-CURRENT LIABILITIES
Accrued interest on notes payable	1,025,896	801,796
Convertible notes payable	4,850,000	4,850,000
Stock warrants liability	567,630	215,642
Total non-current liabilities	6,443,526	5,867,438

TOTAL LIABILITIES	10,948,744	9,572,426

STOCKHOLDERS' DEFICIT
Stockholders' deficit :
10,000,000 preferred shares, $0.0001 par value	-	-
Issued and outstanding shares : 0
Authorized :
200,000,000 common shares, $0.0001 par value
Issued and outstanding shares : 81,099,287 and 78,599,287	8,110	7,860

Additional paid in capital	2,890,971	2,571,221
Deficit accumulated during development stage	(13,176,423)	(11,409,380)
Accumulated other comprehensive income	156,729	108,787
Total stockholders' deficit	(10,120,613)	(8,721,512)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$828,131	$850,914

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2012 AND 2011
AND FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO JUNE 30, 2012
UNAUDITED

	For The Six Months Ended		For The Three Months Ended		Inception
	June 30,		June 30,		6/1/2006
	2012	2011	2012	2011	to 06/30/2012

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	1,045,086	2,114,910	920,068	1,153,243	8,671,009
Stock warrants expense	351,988	(3,166,023)	(100,468)	(2,617,780)	567,630
Debt issuance expense	134,713	423,840	-	211,920	1,695,362
Research and development	-	176,581	-	176,581	1,117,952
	1,531,787	(450,692)	819,600	(1,076,036)	12,051,953
OTHER INCOME
Interest income	2	15	-	-	276
Gain on vehicle	-	-	-	-	6,816
	2	15	-	-	7,092

OTHER EXPENSES
Interest on debt	235,258	230,792	122,080	114,436	1,123,579
Taxes	-	-	-	-	(327)
Commission on debt	-	-	-	-	8,310
	235,258	230,792	122,080	114,436	1,131,562

NET INCOME (LOSS)	$(1,767,043)	$219,915	$(941,680)	$961,600	$(13,176,423)

Foreign currency adjustment	47,942	(137,899)	128,313	(123,615)	156,729

COMPREHENSIVE INCOME (LOSS)	(1,719,101)	82,016	(813,367)	837,985	(13,019,694)

Basic and diluted net income (loss) per share	$(0.02)	$0.00	$(0.01)	$0.01	$(0.21)

Weighted average shares outstanding - Basic and diluted	79,013,651	78,599,287	79,423,463	78,599,287	61,529,678

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
AND FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO JUNE 30, 2012
UNAUDITED

			From
	For The Six Months Ended		Inception
	June 30,		6/1/2006
	2012	2011	to 06/30/2012

NET INCOME (LOSS)	$(1,767,043)	$219,915	$(13,176,423)

OPERATING ACTIVITIES
Depreciation	28,306	29,071	110,442
Amortization of defered debt issuance cost	134,713	423,840	1,213,062
Interest contributed by shareholder	-	-	2,809
Gain on sale of asset	-	-	(6,816)
Interest accrued on converted notes	-	-	16,071
Loss on inventory write down	355,994		355,994
Shares issued for services	100,000		100,000
Stock option expense	220,000		220,000

Changes in Operating Assets and Liabilities:
(Increase) inventory "Krystall"	-	(70,440)	(544,436)
Increase (decrease) in accounts payable and accrueds	28,393	2,131,279	3,330,610
(Increase) / decrease in prepaids and other receivables	(10,690)	(39,745)	(64,508)
Increase (decrease) in stock warrants liability	351,988	(3,166,023)	567,630

Net cash used in operating activities	(558,339)	(472,103)	(7,875,565)

INVESTING ACTIVITIES
Property and equipment acquisition	-	(2,209)	(219,928)
Cash received in acquisition of shell	-		670,357
Proceeds from sale of asset	-		34,080
Net cash provided by (used in) investing activities	0	(2,209)	484,509

FINANCING ACTIVITIES
Proceeds from convertible notes	-	-	6,035,000
Proceeds from issuance of shares	-	-	85,698
Repayment of borrowings	-	-	(521,500)
Loan	500,000	-	1,000,000
Debt due to shareholders	495,937	280,392	1,127,829
Net cash provided by financing activities	995,937	280,392	7,727,027

Effect of exchange rate on cash	47,942	(137,899)	157,732

INCREASE (DECREASE) IN CASH	485,540	(331,819)	493,703

CASH AT BEGINNING OF PERIOD	8,163	339,567	-

CASH AT END OF PERIOD	$493,703	$7,748	$493,703

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO JUNE 30, 2012
						Deficit
						Accumulated
			Additional		Other	During the	Total
	Common Stock		Paid-In	Subscription	comprehensive	Development	Stockholders'
	Shares	Amount	Capital	receivable	income	Stage	Deficit

Balance - June 1, 2006		$-	$-	$-	$-	$-	$-

Common Stock issued in recapitalization of Swissinso SA into Swissinso Holding Inc. (par value $0.0001) (1)	50,000,000	5,000	75,644	(40,322)			40,322

Net loss from inception to December 31, 2006						(50,833)	(50,833)

Interest contributed by shareholder			26				26

Foreign currency exchange adjustment					(171)		(171)

Balance at December 31, 2006	50,000,000	5,000	75,670	(40,322)	(171)	(50,833)	(10,656)

Net loss for the year ended December 31, 2007						(28,003)	(28,003)

Interest contributed by shareholder			234				234

Foreign currency exchange adjustment					(2,569)		(2,569)

Balance at December 31, 2007	50,000,000	5,000	75,904	(40,322)	(2,740)	(78,836)	(40,994)

Net loss for the year ended December 31, 2008						(118,788)	(118,788)

Interest contributed by shareholder			1,033				1,033

Foreign currency exchange adjustment					(4,929)		(4,929)

Balance at December 31, 2008	50,000,000	5,000	76,937	(40,322)	(7,669)	(197,624)	(163,678)

Common Stock issued to acquire the shell company at $0.001 per share(par value $0.0001) (1)	25,100,000	2,510	(141,307)				(138,797)

Subscription on share capital of Swissinso SA				40,322			40,322

Common Stock issued pursuant to conversion of shareholder loan to Swissinso SA	1,097,145	110	220,182				220,292

Net loss for the year ended December 31, 2009						(4,532,266)	(4,532,266)

Interest contributed by shareholder			1,516				1,516

Foreign currency exchange adjustment					(25,190)		(25,190)

Balance at December 31, 2009	76,197,145	$7,620	$157,328	$-	$(32,859)	$(4,729,890)	$(4,597,801)

Deferred debt issuance			1,213,062				1,213,062

Shares issued on conversion of notes	2,402,142	240	1,200,831				1,201,071

Net loss for the period ended December 31, 2010						(5,980,379)	(5,980,379)

Foreign currency exchange adjustment					4,352		4,352

Balance at December 31, 2010	78,599,287	$7,860	$2,571,221	$-	$(28,507)	$(10,710,269)	$(8,159,695)

Net loss for the period ended December 31, 2011						(699,111)	(699,111)

Foreign currency exchange adjustment					137,294		137,294

Balance at December 31, 2011	78,599,287	$7,860	$2,571,221	$-	$108,787	$(11,409,380)	$(8,721,512)

Net loss for the period ended June 30, 2012						(1,767,043)	(1,767,043)

New Stock option expenses			220,000				220,000

Shares issued for Services Rendered	2,500,000	250	99,750				100,000

Foreign currency exchange adjustment					47,942		47,942

Balance at June 30, 2012	81,099,287	$8,110	$2,890,971	$-	$156,729	$(13,176,423)	$(10,120,613)

(1) The Stockholders equity of Swissinso SA has been recapitalized to give effect to the shares received by the existing holders of Swissinso SA from the share exchange agreement with Pashminadepot.com Inc.

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.(A Development Stage Company)
UNAUDITED
NOTES TO FINANCIAL STATEMENTS

June 30, 2012

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

SwissINSO was incorporated in Switzerland on May 30, 2006. SwissINSO utilizes its intellectual property assets to provide environmentally friendly, innovative solar energy solutions and related technology to meet growing global needs. SwissINSO’s goal is to become a world leader in turn-key solutions using renewable energy in the air cooling and heating of buildings and purification and desalination of water.

SwissINSO’s product strategy is to provide turn-key solutions to the marketplace that drive key customer value immediately, are sustainable and contribute to global energy saving. Critical to this strategy is how SwissINSO’s proprietary embedded technologies provide clear competitive advantage while offering efficient “green” solutions.

Since its inception, SwissINSO has devoted a substantial part of its efforts to planning, raising capital, research and development, determining market needs, obtaining the rights to the technologies to be used in its business, developing markets for its products and identifying sources for the manufacture of its products. During the first six months of 2012, the Company has focused on the industrialization of KLYMAA™, its revolutionary new nanotechnology coated glass to be used in the fabrication of PV and Thermal Solar panels and tiles.  SwissINSO has not generated any revenues to date.

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

NOTE 2 -   Going ConcernThe Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising additional capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company has funded its initial operations by way of entering into a private placement offering. From inception through June 30, 2012, subscriptions of $6,035,000 had been received under the terms of the private placement documents.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -   Significant Accounting Policies

Accounting Basis

These consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the historical financial information of SwissINSO SA from inception to June 30, 2012. Intercompany transactions and balances have been eliminated.

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

The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Income (Loss), was $47,942 and ($137,899) for the six months ended June 30, 2012 and June 30, 2011, respectively.

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

Inventory

The Company values its inventory at the lower of cost and market. The Company’s inventory is comprised of one reverse osmosis water purification unit valued at estimated market value.

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

Stock Option Plan

The Company recognizes all employee-based compensation as a cost in the financial statements.  Equity-classified awards are measured at the grant date fair value of the award.  The Company estimates grant date fair value using the Black-Scholes-Merton option-pricing model.

Excess tax benefits of awards that are recognized in equity related to stock option exercises are reflected as operating cash inflows.  Stock-based compensation cost that has been included in income from continuing operations amounted to $220,000 and $ - for the periods ended June 30, 2012 and 2011, respectively.

Research and Development

Costs incurred in acquiring technological expertise and corresponding research and development, are charged to expense when incurred.

Other Expenses

Other expenses are comprised of fees for negotiating Company financing.

Net Loss Per Share

Basic net loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. The Company has issued convertible notes with warrants which are potentially dilutive common shares. For the periods presented, this calculation proved to be anti-dilutive. As a result, the basic net loss per share is the same as diluted net loss per share for the three and six month periods ended June 30, 2012.

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

NOTE 4 –   InventoryThe Company produced its first water purification unit in March, 2010. This unit was deployed in Switzerland for the product launch which took place on April 22, 2010.

Inventories are stated at the lower of cost (first-in, first-out) or market value. The Company’s policy is to regularly assesses slow-moving, excess and obsolete inventory and establish a reserve against any amounts determined to have such characteristics.

In June 2012, the Company wrote down to market value the cost of its water purification unit held in inventory to $188,442 to reflect the expected sales price of this unit based on reduced costs of components, currency fluctuations, market interest, competitive products currently on the market and other factors.

The following table presents the net book value of inventory on-hand as of June 30, 2012 and December 31, 2011:

	Inventory at	Inventory at
	June 30, 2012	December 31, 2011
Raw Materials	$-	$-
Work-in-process	-	-
Finished Goods	188,442	544,436

Total Inventory	$188,442	$544,436

NOTE 5 -   Property and Equipment

Property and equipment at June 30, 2012 and December 31, 2011 at cost, consisted of the following:

	June 30, 2012	December 31, 2011
Furniture	$106,062	$106,062
Computer equipment	78,530	78,530
	184,592	184,592
Less accumulated depreciation	103,114	74,808
	$81,478	$109,784

Depreciation expense on property and equipment for the six months ended June 30, 2012 and 2011 was $28,306 and $29,071, respectively.

NOTE 6 -   Notes Payable

The Company has issued promissory notes or loan acknowledgements to independent third parties as follows: (a) $250,000 bearing interest at 9% per annum repayable once the Company raised $6,000,000 through the sale of securities; (b) $500,000 without interest repayable on or before May 11, 2011 and (c) $500,000 without interest repayable on a to be agreed date.  These amounts remain outstanding.

During 2011 and the first half of 2012, the Company and its subsidiary borrowed an aggregate of $907,537 from current and former executive officers and directors and a shareholder of the Company to meet the working capital needs of the Company’s subsidiary.  Loans aggregating $244,655 bear interest at 9% per annum, and the other loans are non-interest bearing.  These amounts remain outstanding.

NOTE 7 -    Convertible Notes with Warrants

The Company has received subscriptions of $6,035,000 from the sale of 9% Secured Convertible Notes with Warrants issued in a private placement. The notes are secured by all of the assets of SwissINSO and are convertible into shares of common stock at a conversion price of $0.50 per share. Conversion may be exercised by the holder at any time prior to the maturity date which is 24 months from the date of issue. The warrants are exercisable for an equivalent number of shares at an exercise price of $1.00 per share within five years of issuance date.  Notes totaling $1,185,000 plus accrued interest were converted into 2,402,142 shares of common stock during the year ended December 31, 2010.  No notes were converted during 2011 or the first half of 2012.

The fair value of each warrant is estimated on the date of grant using Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table.

Number of Warrants	% of Warrants Issued	Initial Vesting Date
2,000,000	100%	December 16, 2009
	Dividend Yield	0.00%
	Expected Volatility	369.51%
	Risk-Free Interest Rate	0.25%
	Contractual term	5 years
	Estimated Remaining term	1.46 years
	Stock Price at Date of Grant	$1.89
	Exercise Price	$1.00

900,000	100%	December 22, 2009

	Dividend Yield	0.00%
	Expected Volatility	369.51%
	Risk-Free Interest Rate	0.25%
	Contractual term	5 years
	Estimated Remaining term	1.48 years
	Stock Price at Date of Grant	$1.80
	Exercise Price	$1.00

8,270,000	100%	February 24, 2010

	Dividend Yield	0.00%
	Expected Volatility	369.51%
	Risk-Free Interest Rate	0.26%
	Contractual term	5 years
	Estimated Remaining term	1.65 years
	Stock Price at Date of Grant	$1.25
	Exercise Price	$1.00

500,000	100%	September 15, 2010

	Dividend Yield	0.00%
	Expected Volatility	369.51%
	Risk-Free Interest Rate	0.29%
	Contractual term	5 years
	Estimated Remaining term	2.29 years
	Stock Price at Date of Grant	$1.18
	Exercise Price	$1.00

400,000	100%	December 8, 2010

	Dividend Yield	0.00%
	Expected Volatility	369.51%
	Risk-Free Interest Rate	0.31%
	Contractual term	5 years
	Estimated Remaining term	2.69 years
	Stock Price at Date of Grant	$0.59
	Exercise Price	$1.00

 The total derivative charge for the six months ended June 30, 2012 was $351,988, representing the change in fair value between the outstanding warrants as of June 30, 2012 and December 31, 2011, which equated to $567,630 and $215,642, respectively.

The Company will issue common stock from authorized shares to those subscribers who exercise the warrants upon the exercise of the warrants. As of June 30, 2012, no warrants have been exercised.

As of June 30, 2012, certain convertible notes have come due. The Company is in discussions with the holders of such notes to extend the maturity date of their notes for an additional two years.  The Company has not received any indication that any holder is looking to satisfy the amount due through collection of assets securing the Company’s obligations under the notes.

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

On February 24, 2010, the Company determined the fair value of these warrants to be $1,213,062. The fair value was determined by using the Black-Scholes-Merton option-pricing model based on the following assumptions:

Number of Warrants	% of Warrants Issued	Initial Vesting Date
1,117,000	100%	February 24, 2010
	Dividend Yield	0.00%
	Expected Volatility	270.21%
	Risk-Free Interest Rate	2.69%
	Contractual term	5 years
	Estimated term	1.875 years
	Stock Price at Date of Grant	$1.25
	Exercise Price	$1.00

Debt issuance costs as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Debt Issuance Cost	$1,695,362	$1,695,362
Accumulated amortization	(1,695,362)	(1,560,649)
Debt Issuance, end of period	$-0-	$134,713

Amortization of debt issuance expense for the periods ended June 30, 2012 and June 30, 2011 was $134,713 and $423,840, respectively.

NOTE 9 -   Capital Stock

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, par value $0.0001 per share, none of which are issued and outstanding as of June 30, 2012.

Common Stock

The Company has authorized 200,000,000 shares of common stock, par value $0.0001 per share, of which 81,099,287 shares were issued and outstanding as of June 30, 2012.

NOTE 10 – Related Party Transactions

The Company is indebted to InsOglass Holding SA, a business organization controlled by the Company’s Chief Executive Officer, for approximately $642,144 of loans made by such entity to the Company during 2011 and the first half of 2012 to meet the working capital needs of the Company and its subsidiary.  On June 1, 2012, the Company entered into a Loan Agreement with InsOglass Holding SA, pursuant to which InsOglass Holding SA agreed to make loans of up to $1,000,000 to the Company, including the loans made through June 30, 2012.  Such loans are interest-free, mature on April 1, 2013, are secured by certain assets of the Company’s subsidiary and are convertible, at the option of InsOglass Holding SA, into shares of common stock of the Company at a conversion rate of $0.10 per share.

On June 1, 2012, the Company issued 2,500,000 shares of common stock valued at $100,000 to SICG S.A., a business organization of which the Company’s Chief Financial Officer is the principal, in consideration of services rendered by SICG S.A. to the Company and its subsidiary.

NOTE 11 – Lease

SwissINSO rents office space pursuant to a monthly property rental agreement with Fondation Scientifique EPFL Lausanne, Switzerland that can be renewed monthly.  The monthly office rental payment to EPFL (excluding TVA) is $2,461.  The rental cost for the period ended June 30, 2012 totaled $14,604.

NOTE 12 - Concentrations of Risks

Cash Balances The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). Up to June 30, 2012 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  All other deposit accounts at FDIC-insured institutions are insured up to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

SwissINSO maintains its cash with sound international banking institutions.

NOTE 13 - CommitmentsUnder agreements for the acquisition of industrial technology, the Company through its subsidiary was committed at June 30, 2012 as follows:

Payments for acquisition of technology over a 4 year period	$180,610
Minimum royalties over a 5 year period Euro 120,000	$171,200

During the first half of 2012, the Company’s subsidiary made payments aggregating $180,904 to EPFL as required under the agreement between SwissINSO and EPFL for the acquisition of technology.

NOTE 14 – Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 15 – Equity Compensation Plans

In 2009, the Company adopted a stock compensation plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options or nonvested shares to officers and key employees.  To date, the Company has only granted stock options settleable in shares.  The Plan authorizes grants to purchase up to 10,000,000 shares of authorized but unissued common stock.  Stock options can be granted with an exercise price less than, equal to or greater than the stock’s fair value at the date of grant.  All awards have terms and vesting schedules as determined on a case-by-case basis by the Board of Directors.

On June 1, 2012, the Company granted non-qualified options to purchase an aggregate of 5,500,000 shares of its common stock to its Chief Executive Officer, its Chief Financial Officer and one employee at an exercise price of $0.10 per share.

At June 30, 2012, there were 4,500,000 additional shares available for the Company to grant under the Plan.  The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model.  The weighted average assumptions for the June 30, 2012 grants are provided in the following table.  The Company uses company specific historical data to estimate the expected term of the option, such as employee option exercise and employee post-vesting departure behavior.  Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  Since the Company’s shares are not publicly traded and its shares are rarely traded privately, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares.  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant.

June 30, 2012
Valuation assumptions:
Expected dividend yield	0.00%
Expected volatility	369.51%
Expected term (years)	10
Risk-free interest rate	1.67%

Stock option activity during the periods indicated is as follows:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term	value
Balance at December 31, 2011	—	$—	—	—
Granted	5,500,000	0.10	10	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance at June 30, 2012	5,500,000	$—	10	—
Exercisable at June 30, 2012	5,500,000	$0.10	10.0	—

The weighted average grant date fair value of options granted at June 30, 2012 and December 31, 2011 was $0.04 and $-, respectively. As of June 30, 2012, no options have been exercised.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

NOTE 16 – Subsequent Events

During the third quarter of 2012, the Company borrowed an additional $132,033 from InsOglass Holding SA pursuant to the June 1, 2012 Loan Agreement with such entity to meet the working capital needs of the Company and its subsidiary.

During the third quarter of 2012, three noteholders converted an aggregate of $2,850,000 of convertible notes and accrued interest into an aggregate of 6,910,464 shares of common stock at a conversion price of $0.50 per share.

During the third quarter of 2012, the maker of the $500,000 interest-free loan to the Company in December, 2010 agreed to convert the loan into 4,326,377 shares of common stock at a conversion price of $0.11557 per share.  At the same time, the Company issued an aggregate of (a) 1,831,373 shares of common stock to two of its former noteholders in consideration of logistical support and other services rendered by such noteholders to the Company’s subsidiary, (b) 2,500,000 shares of common stock to InsOglass Holding SA in consideration of services rendered to date by the Chief Executive Officer, (c) 1,000,000 shares to an individual in consideration of services rendered by such individual to the Company’s subsidiary in connection with the industrialization and commercialization of such subsidiary’s KLYMMA business, (d) 168,460 shares of common stock to SICG S.A. in consideration of the cancellation of certain debt of the Company’s subsidiary to such entity and (e) 3,333,333 shares to the maker of the $500,000 interest-free loan to the Company in June, 2012 upon conversion of that loan into an equity purchase at $0.15 per share.  In addition, the Company granted non-qualified options to purchase 100,000 shares of common stock to an individual in consideration of business development services to the Company’s subsidiary.

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

The following discussion and analysis of our financial condition and results of operations are based on the unaudited financial statements as of June 30, 2012 and 2011, all of which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations – Three and six months ended June 30, 2012 compared to three and six months ended June 30, 2011

We are in the development stage and did not generate any revenues for the three month periods ended June 30, 2012 or 2011.  During the quarter ended June 30, 2012, we incurred $920,068 of general and administrative expenses (including a $355,994 write-down to market value of the cost of SwissINSO’s water purification unit held in inventory and non-cash charges of $320,000 related to the issuance of stock options and shares during the quarter) as we continued the development of the business of SwissINSO and $122,080 in interest charges related to bridge loans received in September 2009, convertible notes and warrants sold in a private placement from December 2009 through December 2010 and short-term loans received during 2011 and the first half of 2012.  In comparison, during the quarter ended June 30, 2011, we incurred $1,153,243 of general and administrative expenses and $176,581 in research and development expenses as we continued to develop the business of SwissINSO and $114,436 in interest charges related to bridge loans received in September 2009 and convertible notes sold in the private placement from December 2009 through December 2010.  Our net loss before foreign currency translation adjustments during the quarter ended June 30, 2012 was $941,680, including the $355,994 write-down to market value of the cost of SwissINSO’s water purification unit held in inventory, non-cash charges of $320,000 related to the issuance of stock options and shares during the quarter and a non-cash gain of $100,468, representing the change from March 31, 2012 to June 30, 2012 in fair value for accounting purposes of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in the private placement, as compared to net income before foreign currency translation adjustments during the quarter ended June 30, 2011 of $961,600, including a non-cash gain of $2,617,780 to reflect an adjustment to the fair value at June 30, 2011 of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in the private placement.

During the six months ended June 30, 2012, we incurred $1,045,086 of general and administrative expenses (including a $355,994 write-down to market value of the cost of SwissINSO’s water purification unit held in inventory and non-cash charges of $320,000 related to the issuance of stock options and shares during the second quarter) as we continued the development of the business of SwissINSO and $235,258 in interest charges related to bridge loans received in September 2009, convertible notes and warrants sold in a private placement from December 2009 through December 2010 and short-term loans received during 2011 and the first half of 2012.  In comparison, during the six months ended June 30, 2011, we incurred $2,114,910 of general and administrative expenses and $176,581 in research and development expenses as we continued to develop the business of SwissINSO and $230,792 in interest charges related to bridge loans received in September 2009 and convertible notes sold in the private placement from December 2009 through December 2010.   Our net loss before foreign currency translation adjustments during the six months ended June 30, 2012 was $1,767,043, including the $355,994 write-down to market value of the cost of SwissINSO’s water purification unit held in inventory, non-cash charges of $320,000 related to the issuance of stock options and shares during the second quarter and a non-cash charge of $351,988, representing the change from December 31, 2011to June 30, 2012 in fair value for accounting purposes of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in the private placement, as compared to net income before foreign currency translation adjustments during the six months ended June 30, 2011 of $219,915, including a non-cash gain of $3,166,023, representing the change from December 31, 2010 to June 30, 2011 in fair value for accounting purposes of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in the private placement.

Liquidity and Capital Resources

As of June 30, 2012, we had a working capital deficit of $3,758,565 as compared with a working capital deficit at December 31, 2011 of $3,098,571.  During the past twelve (12) months, we have incurred significant operating expenses, and we expect to incur additional significant operating expenses for manufacturing, research and development, marketing, sales channel development, general and administrative expenses and debt payments during the next twelve (12) months, contingent upon raising capital.

During the six months ended June 30, 2012, we did not sell any additional convertible notes and warrants in the private placement.  We did, however, receive short-term loans aggregating approximately $495,937 from a company controlled by our Chief Executive Officer and an interest-free loan of $500,000 from one of our noteholders to meet the working capital needs of SwissINSO.  We have not received any other cash infusions, are unable to meet our current obligations to employees, suppliers, vendors, service providers and lenders and are negotiating extended payment terms with some of our creditors.

We do not have any other available credit, bank financing or other external sources of liquidity and will need to obtain substantial additional capital in order to continue SwissINSO’s business operations.  In order to obtain such capital, we will need to sell additional notes and warrants in the private placement, sell other securities to purchasers and/or borrow additional funds from lenders.  There can be no assurance that we will be successful in obtaining such additional funding.  We will also need to commercialize our KLYMMA business.   If we are not successful in raising sufficient capital, either from the sale of additional notes and warrants in the private placement, from the sale of other securities, from additional borrowings, from revenues generated by sales in the KLYMMA business, from the sale of all or parts of the SwissINSO business or from the entry into a joint venture with a partner for all or parts of the SwissINSO business, this would have a material adverse effect on our business, results of operations, liquidity and financial condition, and we would be forced to liquidate the business of SwissINSO.

Going Concern Consideration

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  As discussed in the notes to the financial statements, we have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  Our ability to continue as a going concern and ultimately to attain profitable operations is dependent on (a) raising capital to meet our past due, current and future obligations to employees, suppliers, vendors, landlords, service providers and lenders and to fund SwissINSO’s business plan and developing the KLYMMA business.  We incurred a net loss before foreign currency translation adjustments during the six months ended June 30, 2012 of $1,767,043, including the $355,994 write-down to market value of the cost of SwissINSO’s water purification unit held in inventory, non-cash charges of $320,000 related to the issuance of stock options and shares during the second quarter and a non-cash charge of $351,988, representing the change from December 31, 2011 to June 30, 2012 in fair value for accounting purposes of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in the private placement.  We have an accumulated deficit since inception of $13,176,423, primarily comprised of $9,788,961 in general and administrative expenses and research and development expenses incurred to create the Company, develop the business of SwissINSO and maintain the Company’s existence as a public company and $1,123,579 in interest charges incurred on the bridge loans and convertible debt used to finance the Company and the business of SwissINSO.  These factors continue to raise substantial doubt about our ability to continue as a going concern.  As discussed above, management plans include attempting to obtain additional capital from the sale of securities, from bank and private borrowings, from the commercialization of the KLYMMA business and from attempting to find a buyer or partner for all or part of SwissINSO’s business.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SWISSINSO HOLDING INC.
Dated: August 20, 2012	By: /s/ Rafic Hanbali Name: Rafic Hanbali Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 20, 2012	By: /s/ Clive D. Harbutt Name: Clive D. Harbutt Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer