Form 10-Q
period 2012-09-30
SWISSINSO HOLDING INC.
filed 2012-11-21
CIK 1437395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐            For the transition period from _____ to _____

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

As of November 21, 2012, there were outstanding 101,169,293 shares of Common Stock, par value $0.0001 per share.

IMPORTANT PREFATORY NOTE

The registrant is filing this Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 on the date hereof in reliance on the Order of the Securities and Exchange Commission under Section 17A and Section 36 of the Securities Exchange Act of 1934 granting exemptions from specified provisions of the Exchange Act and certain rules thereunder.  Due to the disruption in communications, transportation, electricity, facilities and available professional advisors caused by Hurricane Sandy and its aftermath, the registrant was unable to file its Quarterly Report on Form 10-Q for the three months ended September 30, 2012 within the prescribed time period without unreasonable effort and expense.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
As of September 30, 2012 and December 31, 2011 (Unaudited)

	2012	2011
	September 30	December 31

ASSETS

CURRENT ASSETS
Cash	$259,133	$8,163
Prepaid assets	5,130
Other receivables	55,445	53,818
Inventory	191,571	544,436
Total current assets	511,279	606,417

NON-CURRENT ASSETS
Property and equipment, net	65,455	109,784
Deferred debt issuance cost, net	-	134,713
Total non-current assets	65,455	244,497

TOTAL ASSETS	$576,734	$850,914

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,433,341	$1,638,566
Accrued payroll and benefits	846,644	904,822
Promissory notes	500,000	750,000
Loans	911,502	411,600
Total current liabilities	3,691,487	3,704,988

NON-CURRENT LIABILITIES
Accrued interest on notes payable	466,034	801,796
Convertible notes payable	2,000,000	4,850,000
Stock warrants liability	477,780	215,642
Total non-current liabilities	2,943,814	5,867,438

TOTAL LIABILITIES	6,635,301	9,572,426

STOCKHOLDERS' DEFICIT
Stockholders' deficit :
10,000,000 preferred shares, $0.0001 par value	-	-
Issued and outstanding shares : 0
Authorized :
200,000,000 common shares, $0.0001 par value
Issued and outstanding shares : 101,169,293 and 78,599,287	10,117	7,860

Additional paid in capital	7,509,374	2,571,221
Deficit accumulated during development stage	(13,691,710)	(11,409,380)
Accumulated other comprehensive income	113,652	108,787
Total stockholders' deficit	(6,058,567)	(8,721,512)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$576,734	$850,914

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
AND FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO SEPTEMBER 30, 2012
UNAUDITED

	For The Nine Months Ended		For The Three Months Ended		Inception
	September 30,		September 30,		6/1/2006
	2012	2011	2012	2011	to 09/30/2012

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	1,557,354	2,316,562	512,268	201,652	9,183,277
Stock warrants expense	262,138	(3,287,033)	(89,850)	(121,010)	477,780
Debt issuance expense	134,713	635,760	-	211,920	1,695,362
Research and development	-	182,232	-	5,651	1,117,952
	1,954,205	(152,479)	422,418	298,213	12,474,371
OTHER INCOME
Interest income	3	18	1	3	277
Gain on vehicle	-	-	-	-	6,816
	3	18	1	3	7,093

OTHER EXPENSES
Interest on debt	328,069	346,485	92,811	115,693	1,216,390
Taxes	59	134	59	134	(268)
Commission on debt	-	-	-	-	8,310
	328,128	346,619	92,870	115,827	1,224,432

NET INCOME (LOSS)	$(2,282,330)	$(194,122)	$(515,287)	$(414,037)	$(13,691,710)

Foreign currency adjustment	4,865	62,501	(43,077)	200,400	113,652

COMPREHENSIVE INCOME (LOSS)	(2,277,465)	(131,621)	(558,364)	(213,637)	(13,578,058)

Basic and diluted net income (loss) per share	$(0.03)	$(0.00)	$(0.01)	$(0.00)	$(0.21)

Weighted average shares outstanding - Basic and diluted	83,024,746	78,599,287	90,916,137	78,599,287	65,094,222

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
AND FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO SEPTEMBER 30, 2012
UNAUDITED

			From
	For The Nine Months Ended		Inception
	September 30,		6/1/2006
	2012	2011	to 09/30/2012

NET INCOME (LOSS)	$(2,282,330)	$(194,122)	$(13,691,710)

OPERATING ACTIVITIES
Depreciation	40,802	44,488	122,938
Amortization of defered debt issuance cost	134,713	635,760	1,213,062
Interest contributed by shareholder	-	-	2,809
Gain on sale of asset	3,527	-	(3,289)
Interest accrued on converted notes	-	-	16,071
Loss on inventory write down	352,865	-	352,865
Shares issued for services	232,180	-	232,180
Stock option expense	220,000	-	220,000
Capital contributions of interest expense	32,998	-	32,998

Changes in Operating Assets and Liabilities:
(Increase) inventory "Krystall"	-	(26,551)	(544,436)
Increase (decrease) in accounts payable and accrueds	6,067	2,166,975	3,308,284
(Increase) / decrease in prepaids and other receivables	(6,757)	(1,142)	(60,575)
Increase (decrease) in stock warrants liability	262,138	(3,287,033)	477,780

Net cash used in operating activities	(1,003,797)	(661,625)	(8,321,023)

INVESTING ACTIVITIES
Property and equipment acquisition	-	(2,944)	(219,928)
Cash received in acquisition of shell	-	-	670,357
Proceeds from sale of asset	-	-	34,080
Net cash provided by (used in) investing activities	-	(2,944)	484,509

FINANCING ACTIVITIES
Proceeds from convertible notes	-	-	6,035,000
Proceeds from issuance of shares	-	-	85,698
Repayment of borrowings	-	-	(521,500)
Loan	750,000	-	1,250,000
Debt due to shareholders	499,902	267,999	1,131,794
Net cash provided by financing activities	1,249,902	267,999	7,980,992

Effect of exchange rate on cash	4,865	62,501	114,655

INCREASE (DECREASE) IN CASH	250,970	(334,069)	259,133

CASH AT BEGINNING OF PERIOD	8,163	339,567	-

CASH AT END OF PERIOD	$259,133	$5,498	$259,133

Non-Cash Financing Activities
Shares issued on conversion of notes and accrued interest	$4,445,232	$-	$4,445,232

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
 FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO SEPTEMBER 30, 2012

						Deficit
						Accumulated
			Additional		Other	During the	Total
	Common Stock		Paid-In	Subscription	comprehensive	Development	Stockholders'
	Shares	Amount	Capital	receivable	income	Stage	Deficit

Balance - June 1, 2006		$-	$-	$-	$-	$-	$-

Common Stock issued in recapitalization				-	-		-
of Swissinso SA into Swissinso Holding Inc.
(par value $0.0001) (1)	50,000,000	5,000	75,644	(40,322)			40,322

Net loss from inception to December 31, 2006						(50,833)	(50,833)

Interest contributed by shareholder			26				26

Foreign currency exchange adjustment					(171)		(171)

Balance at December 31, 2006	50,000,000	5,000	75,670	(40,322)	(171)	(50,833)	(10,656)

Net loss for the year ended December 31, 2007						(28,003)	(28,003)

Interest contributed by shareholder			234				234

Foreign currency exchange adjustment					(2,569)		(2,569)

Balance at December 31, 2007	50,000,000	5,000	75,904	(40,322)	(2,740)	(78,836)	(40,994)

Net loss for the year ended December 31, 2008						(118,788)	(118,788)

Interest contributed by shareholder			1,033				1,033

Foreign currency exchange adjustment					(4,929)		(4,929)

Balance at December 31, 2008	50,000,000	5,000	76,937	(40,322)	(7,669)	(197,624)	(163,678)

Common Stock issued to acquire the shell
company at $0.001 per share
(par value $0.0001) (1)	25,100,000	2,510	(141,307)				(138,797)

Subscription on share capital of Swissinso SA				40,322			40,322

Common Stock issued pursuant to conversion
of shareholder loan to Swissinso SA	1,097,145	110	220,182				220,292

Net loss for the year ended December 31, 2009						(4,532,266)	(4,532,266)

Interest contributed by shareholder			1,516				1,516

Foreign currency exchange adjustment					(25,190)		(25,190)

Balance at December 31, 2009	76,197,145	$7,620	$157,328	$-	$(32,859)	$(4,729,890)	$(4,597,801)

Deferred debt issuance			1,213,062				1,213,062

Shares issued on conversion of notes	2,402,142	240	1,200,831				1,201,071

Net loss for the period ended December 31, 2010						(5,980,379)	(5,980,379)

Foreign currency exchange adjustment					4,352		4,352

Balance at December 31, 2010	78,599,287	$7,860	$2,571,221	$-	$(28,507)	$(10,710,269)	$(8,159,695)

Net loss for the period ended December 31, 2011						(699,111)	(699,111)

Foreign currency exchange adjustment					137,294		137,294

Balance at December 31, 2011	78,599,287	$7,860	$2,571,221	$-	$108,787	$(11,409,380)	$(8,721,512)

Net loss for the period ended September 30, 2012						(2,282,330)	(2,282,330)

New Stock option expenses			220,000				220,000

Shares issued for Services Rendered	7,999,832	800	231,380				232,180

Shares issued on conversion of notes and accrued interest	14,570,174	1,457	4,453,775				4,455,232

Capital contribution of interest			32,998				32,998

Foreign currency exchange adjustment					4,865		4,865

Balance at September 30, 2012	101,169,293	$10,117	$7,509,374	$-	$113,652	$(13,691,710)	$(6,058,567)

(1)
The Stockholders equity of Swissinso SA has been recapitalized to give effect to the shares received by the existing holders of Swissinso SA from the share exchangeagreement with Pashminadepot.com Inc.

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)
UNAUDITED

NOTES TO FINANCIAL STATEMENTS

September 30, 2012
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

SwissINSO was incorporated in Switzerland on May 30, 2006. SwissINSO utilizes its intellectual property and patented technologies to provide  fully integrated, efficient and aesthetic solar energy products and related solutions that significantly reduce the overall cost of energy to the consumer.

In those countries where Feed in Tariffs (FITs) are in place, SwissInso will provide solutions that maximize the amount of energy that can be fed back to the grid, thereby significantly reducing overall energy costs and accelerating returns on investment.

Since its inception, SwissINSO has devoted a substantial part of its efforts to research and development, product validation and industrialization, market segment analysis, fundraising and business development.

During the first nine months of 2012, the Company has focused on the industrialization of KLYMAA™, its revolutionary new color coated glass technology to be used in the fabrication of PV and Thermal Solar panels and tiles.  SwissINSO has not as yet generated any revenues.

The consolidated financial statements of the Company included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to ensure the information presented is not misleading.  These consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K.

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

NOTE 2 -   Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising additional capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company has funded its initial operations by way of entering into a private placement offering. From inception through September 30, 2012, subscriptions of $6,035,000 had been received under the terms of the private placement documents.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -   Significant Accounting Policies

Accounting Basis

These consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the historical financial information of SwissINSO SA from inception to September 30, 2012. Intercompany transactions and balances have been eliminated upon consolidation.

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

The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Income (Loss), was $4,865 and $62,501 for the nine months ended September 30, 2012 and September 30, 2011, respectively.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salary and related employee benefit costs, professional and consultants’ fees, production industrialization costs, marketing and promotional expenses, and various other general corporate expenses.

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

Excess tax benefits of awards that are recognized in equity related to stock option exercises are reflected as operating cash inflows.  Stock-based compensation cost that has been included in income from continuing operations amounted to $220,000 and $ - for the periods ended September 30, 2012 and September 30, 2011, respectively.

Research and Development

Costs incurred in acquiring technological expertise and corresponding research and development are charged to expense when incurred.

Other Expenses

Other expenses are comprised of fees for negotiating Company financing.

Net Loss Per Share

Basic net loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. The Company has issued convertible notes with warrants which are potentially dilutive common shares. For the periods presented, this calculation proved to be anti-dilutive. As a result, the basic net loss per share is the same as diluted net loss per share for the three and nine month periods ended September 30, 2012.

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

The following table presents the net book value of inventory on-hand as of September 30, 2012 and December 31, 2011:

	Inventory at	Inventory at
	September 30, 2012	December 31, 2011
Raw Materials	$-	$-
Work-in-process	-	-
Finished Goods	191,571	544,436

Total Inventory	$191,571	$544,436

NOTE 5 - Property and Equipment

Property and equipment at September 30, 2012 and December 31, 2011 at cost, consisted of the following:

	September 30, 2012	December 31, 2011
Furniture	$72,544	$106,062
Computer equipment	89,618	78,530
	162,162	184,592
Less accumulated depreciation	96,707	74,808
	$65,455	$109,784

Depreciation expense on property and equipment for the nine months ended September 30, 2012 and 2011 was $40,802 and $44,488 respectively.

NOTE 6 -  Notes Payable

The Company issued promissory notes or loan acknowledgements to independent third parties as follows: (a) $250,000 bearing interest at 9% per annum repayable once the Company raised $6,000,000 through the sale of securities; (b) $500,000 without interest repayable on or before May 11, 2011 and (c) $750,000 without interest repayable on a to be agreed date.  Loan acknowledgements totaling $1,000,000 were converted into 7,659,710 shares of common stock during the three months ended September 30, 2012.  The note referred to in (a) above and $250,000 of the loan acknowledgements referred to in (c) above remain outstanding.

During 2011 and the first nine months of 2012, the Company and its subsidiary borrowed an aggregate of $911,502 from current and former executive officers and directors and a shareholder of the Company to meet the working capital needs of the Company’s subsidiary.

Loans aggregating $295,633 bear interest at 9% per annum, and the other loans are non-interest bearing. These loans remain outstanding.  Imputed interest of $32,998 has been contributed as capital during the nine months ended September 30, 2012.

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

Notes totaling $1,185,000 plus accrued interest were converted into 2,402,142 shares of common stock during the year ended December 31, 2010.  No notes were converted during 2011.  Notes totaling $2,850,000 plus accrued interest were converted into 6,910,464 shares of common stock during the three months ended September 30, 2012.

The fair value of each warrant is estimated on the date of grant using Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table.

Number of Warrants	% ogf Warrants Issued	Initial Vesting Date
2,000,000	100%	December 16, 2009
	Dividend Yield	0.00%
	Expected Volatility	516.75%
	Risk-Free Interest Rate	0.18%
	Contractual term	5 years
	Estimated Remaining term	1.21 years
	Stock Price at Date of Grant	$1.89
	Exercise Price	$1.00

900,000	100%	December 22, 2009
	Dividend Yield	0.00%
	Expected Volatility	516.75%
	Risk-Free Interest Rate	0.18%
	Contractual term	5 years
	Estimated Remaining term	1.23 years
	Stock Price at Date of Grant	$1.80
	Exercise Price	$1.00

8,270,000	100%	February 24, 2010
	Dividend Yield	0.00%
	Expected Volatility	516.75%
	Risk-Free Interest Rate	0.19%
	Contractual term	5 years
	Estimated Remaining term	1.40 years
	Stock Price at Date of Grant	$1.25
	Exercise Price	$1.00

500,000	100%	September 15, 2010
	Dividend Yield	0.00%
	Expected Volatility	516.75%
	Risk-Free Interest Rate	0.20%
	Contractual term	5 years
	Estimated Remaining term	2.04 years
	Stock Price at Date of Grant	$1.18
	Exercise Price	$1.00

400,000	100%	December 8, 2010
	Dividend Yield	0.00%
	Expected Volatility	516.75%
	Risk-Free Interest Rate	0.24%
	Contractual term	5 years
	Estimated Remaining term	2.44 years
	Stock Price at Date of Grant	$0.59
	Exercise Price	$1.00

The total derivative charge for the nine months ended September 30, 2012 was $262,138, representing the change in fair value between the outstanding warrants as of September 30, 2012 and December 31, 2011, which equated to $477,780 and $215,642, respectively.

The Company will issue common stock from authorized shares to those subscribers who exercise the warrants upon the exercise of the warrants. As of September 30, 2012, no warrants have been exercised.

As of September 30, 2012, certain convertible notes have come due. The Company is in discussions with the holders of such notes to extend the maturity date of their notes for an additional two years. The Company has not received any indication that any holder is looking to satisfy the amount due through collection of assets securing the Company’s obligations under the notes.

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

On February 24, 2010, the Company determined the fair value of these warrants to be $1,213,062. The fair value was determined by using the Black-Scholes-Merton option-pricing model based on the following assumptions:

Number of Warrants	% of Warrants Issued	Initial Vesting Date
1,117,000	100%	February 24, 2010
	Dividend Yield	0.00%
	Expected Volatility	270.21%
	Risk-Free Interest Rate	2.69%
	Contractual term	5 years
	Estimated term	1.875 years
	Stock Price at Date of Grant	$1.25
	Exercise Price	$1.00

Debt issuance costs as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Debt Issuance Cost	$1,695,362	$1,695,362
Accumulated amortization	(1,695,362)	(1,560,649)
Debt Issuance, end of period	$-0-	$134,713

Amortization of debt issuance expense for the periods ended September 30, 2012 and September 30, 2011 was $134,713 and $635,760, respectively.

NOTE 9 -  Capital Stock

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, par value $0.0001 per share, none of which are issued and outstanding as of September 30, 2012.

Common Stock

The Company has authorized 200,000,000 shares of common stock, par value $0.0001 per share, of which 101,169,293 shares were issued and outstanding as of September 30, 2012.

NOTE 10 – Related Party Transactions

The Company is indebted to InsOglass Holding SA, a business organization controlled by the Company’s Chief Executive Officer (“InsOglass”), for approximately $642,028 of loans made by such entity to the Company during 2011 and the first nine months of 2012 to meet the working capital needs of the Company and its subsidiary.

On June 1, 2012, the Company entered into a Loan Agreement with InsOglass, pursuant to which such entity agreed to make loans of up to $1,000,000 to the Company, including the loans made through September 30, 2012.  Such loans are interest-free, mature on April 1, 2013, are secured by certain assets of the Company’s subsidiary and are convertible, at the option of InsOglass, into shares of common stock of the Company at a conversion rate of $0.10 per share.

On August 14, 2012, the Company issued 2,500,000 shares of common stock valued at $50,000 to InsOglass in consideration of services rendered by the Company’s Chief Executive Officer to the Company and its subsidiary.

On June 1, 2012, the Company issued 2,500,000 shares of common stock valued at $100,000 to SICG S.A., a business organization of which the Company’s Chief Financial Officer is the principal, in consideration of services rendered by SICG S.A. to the Company and its subsidiary. On August 15, 2012 the Company issued an additional 168,460 shares of common stock valued at $25,269 to SICG S.A.in consideration of  the cancellation of certain debt of the Company’s subsidiary to SICG S.A..

NOTE 11 – Lease

SwissINSO rents office space pursuant to a monthly property rental agreement with Fondation Scientifique EPFL Lausanne, Switzerland that can be renewed monthly.  The monthly office rental payment to EPFL (excluding TVA) is $2,413.  The rental cost for the period ended September 30, 2012 totaled $21,722.

NOTE 12 - Concentrations of Risks

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). Up to September 30, 2012 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

SwissINSO maintains its cash with sound international banking institutions.

NOTE 13 - Commitments

Under agreements for the acquisition of industrial technology, the Company through its subsidiary was committed at September 30, 2012 as follows:

Payments for acquisition of technology over a 4 year period	$180,610
Minimum royalties over a 5 year period Euro 120,000	$171,200

During the first nine months of 2012, the Company’s subsidiary made payments aggregating $180,904 to EPFL as required under the agreement between SwissINSO and EPFL for the acquisition of technology.

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

At September 30, 2012, there were 4,500,000 additional shares available for the Company to grant under the Plan.  The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model.  The weighted average assumptions for the grants issued to September 30, 2012 are provided in the following table.

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

Valuation Assumptions	September 30, 2012
Expected Dividend Yield	0.00%
Expected Volatility	369.51%
Expected Term (Years)	10
Risk-free Interest Rate	1.67

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted average exercise price	Weighted average remaining contractual term	Average intrinsic value
Balance at December 31st, 2011	$-	$-	$-	$-
Granted	5,5000,000	$0.10	10
Forfeited
Exercised
Expired
Balance at 30th September, 2012	5,500,000
Exercisable at 30th September, 2012	5,500,000	$0.10	10	$-

The weighted average fair value of the options granted at September 30, 2012 and December 31, 2011 was $0.04 and $-, respectively. As of September, 30, 2012, no options have been exercised.

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

The following discussion and analysis of our financial condition and results of operations are based on the unaudited financial statements as of September 30, 2012 and 2011, all of which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations – Three and nine months ended September 30, 2012 compared to three and nine months ended September 30, 2011

We are in the development stage and did not generate any revenues for the three and nine month periods ended September 30, 2012 or 2011.  During the quarter ended September 30, 2012, we incurred $512,268 of general and administrative expenses as we continued the development of the business of SwissINSO and $92,811 in interest charges related to bridge loans received in September 2009, convertible notes and warrants sold in a private placement from December 2009 through December 2010 and short-term loans received during 2011 and the first nine months of 2012.  In comparison, during the quarter ended September 30, 2011, we incurred $201,652 of general and administrative expenses and $5,651 in research and development expenses as we continued to develop the business of SwissINSO and $115,693 in interest charges related to bridge loans received in September 2009 and convertible notes sold in the private placement from December 2009 through December 2010.  Our net loss before foreign currency translation adjustments during the quarter ended September 30, 2012 was $515,287, including a non-cash gain of $89,850, representing the change from June 30, 2012 to September 30, 2012 in fair value for accounting purposes of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in the private placement, as compared to a net loss before foreign currency translation adjustments during the quarter ended September 30, 2011 of $414,037, including a non-cash gain of $121,010 to reflect an adjustment to the fair value at September 30, 2011 of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in the private placement.

During the nine months ended September 30, 2012, we incurred $1,557,354 of general and administrative expenses (including a $352,865 write-down to market value of the cost of SwissINSO’s water purification unit held in inventory and non-cash charges of $452,180 related to the issuance of stock options and shares during the second and third quarter) as we continued the development of the business of SwissINSO and $328,069 in interest charges related to bridge loans received in September 2009, convertible notes and warrants sold in a private placement from December 2009 through December 2010 and short-term loans received during 2011 and the first nine months of 2012.  In comparison, during the nine months ended September 30, 2011, we incurred $2,316,562 of general and administrative expenses and $182,232 in research and development expenses as we continued to develop the business of SwissINSO and $346,485 in interest charges related to bridge loans received in September 2009 and convertible notes sold in the private placement from December 2009 through December 2010.   Our net loss before foreign currency translation adjustments during the nine months ended September 30, 2012 was $2,282,330, including the $352,865 write-down to market value of the cost of SwissINSO’s water purification unit held in inventory, non-cash charges of $452,180 related to the issuance of stock options and shares during the second and third quarter and a non-cash charge of $262,138, representing the change from December 31, 2011 to September 30, 2012 in fair value for accounting purposes of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in the private placement, as compared to a net loss before foreign currency translation adjustments during the nine months ended September 30, 2011 of $194,122, including a non-cash gain of $3,287,033, representing the change from December 31, 2010 to September 30, 2011 in fair value for accounting purposes of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in the private placement.

Liquidity and Capital Resources

As of September 30, 2012, we had a working capital deficit of $3,180,208 as compared with a working capital deficit at December 31, 2011 of $3,098,571.  During the past twelve (12) months, we have incurred significant operating expenses, and we expect to incur additional significant operating expenses for manufacturing, research and development, marketing, sales channel development, general and administrative expenses and debt payments during the next twelve (12) months, contingent upon raising capital.

During the nine months ended September 30, 2012, we did not sell any additional convertible notes and warrants in the private placement.  We did, however, receive short-term loans aggregating approximately $642,028 from a company controlled by our Chief Executive Officer and interest-free loans of $750,000 from one of our former noteholders to meet the working capital needs of SwissINSO.  We have not received any other cash infusions, are unable to meet our current obligations to employees, suppliers, vendors, service providers and lenders and are negotiating extended payment terms with some of our creditors.

During the three months ended September 30, 2012, $1,000,000 of outstanding loans and $2,850,000 of convertible notes issued in the private placement were converted into an aggregate of 14,570,174 shares of our Common Stock, thereby reducing our total non-current liabilities at September 30, 2012 from $5,867,438 to $2,943,814 and our total liabilities at September 30, 2012 from $9,572,426 to $6,635,301.

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

Going Concern Consideration

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  As discussed in the notes to the financial statements, we have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  Our ability to continue as a going concern and ultimately to attain profitable operations is dependent on (a) raising capital to meet our past due, current and future obligations to employees, suppliers, vendors, landlords, service providers and lenders and to fund SwissINSO’s business plan and developing the KLYMMA business.  We incurred a net loss before foreign currency translation adjustments during the nine months ended September 30, 2012 of $2,282,330, including the $352,865 write-down to market value of the cost of SwissINSO’s water purification unit held in inventory, non-cash charges of $452,180 related to the issuance of stock options and shares during the second and third quarter and a non-cash charge of $262,138, representing the change from December 31, 2011 to September 30, 2012 in fair value for accounting purposes of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in the private placement.  We have an accumulated deficit since inception of $13,691,710, primarily comprised of $10,301,229 in general and administrative expenses and research and development expenses incurred to create the Company, develop the business of SwissINSO and maintain the Company’s existence as a public company and $1,216,390 in interest charges incurred on the bridge loans and convertible debt used to finance the Company and the business of SwissINSO.  These factors continue to raise substantial doubt about our ability to continue as a going concern.  As discussed above, management plans include attempting to obtain additional capital from the sale of securities, from bank and private borrowings, from the commercialization of the KLYMMA business and from attempting to find a buyer or partner for all or part of SwissINSO’s business.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 1A.  Risk Factors

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Reference is made to the Current Report on Form 8-K filed by the registrant on August 17, 2012 for information regarding the unregistered sales of equity securities during the second quarter ended June 30, 2012 and the third quarter ended September 30, 2012.

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

SWISSINSO HOLDING INC.

Dated: November 21, 2012	By:	/s/ Rafic Hanbali
	Name:	Rafic Hanbali
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 21, 2012	By:	/s/ Clive D. Harbutt
	Name:	Clive D. Harbutt
	Title:	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)