Form 10-K
period 2012-12-31
SWISSINSO HOLDING INC.
filed 2013-04-16
CIK 1437395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012
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

Large accelerated filer ☐        Accelerated filer ☐         Non-accelerated filer ☐        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates (61,715,533 shares) was approximately $3,085,777, based on the last sale price of $0.05 for such common equity on June 30, 2012, the end of the issuer’s most recently completed second fiscal quarter.

As of April 15, 2013, there were outstanding 134,265,321 shares of the issuer’s Common Stock, par value $0.0001 per share.

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

SWISSINSO HOLDING INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Business of SwissINSO

General

SwissINSO was incorporated in Switzerland on May 30, 2006.  In conjunction with the Solar Energy and Building Physics Laboratory (“LESO-PB”) of the Swiss Polytechnic Institute of Lausanne, Switzerland (“EPFL”), SwissINSO targets, develops and commercializes breakthrough renewable energy green technologies exiting the LESO-PB development pipeline.

SwissINSO utilizes its intellectual property assets to provide aesthetic and efficient solar energy solutions and products to the renewable energy market.

SwissINSO’s goal is to become a world leader in the development of leading-edge technologies and products in the renewable energy sector that address the global energy shortage through products that are aesthetic and efficient with a specific focus on solar technology innovations in the areas of solar air cooling and heating.

Since its inception, SwissINSO has devoted substantially all of its efforts to raising capital, research and development, market research, securing technology rights and validating and scaling-up of the Kromatix™ technology, the first SwissINSO product to exit the LESO-PB development pipeline.   SwissINSO has not generated any revenues since its inception.

Technology Refocus

Prior to 2012, the Company’s focus was on the development of products in two distinctly separate markets and industries – water purification with its Krystall™ solar powered water purification units and energy control of buildings with its Klymaa™ (now Kromatix™) nanotechnology glass coating process.

In 2012, the Company recognized the challenges and confusion associated with trying to develop and sell two distinctly different products and the drain on resources and took the decision to discontinue actively promoting Kyrstall™ and to exit the water purification business.

This decision freed up management to focus solely on its core business line of Kromatix™.

The Company is now solely focused on the final technology scale up, launch and promotion of Kromatix™ and will continue to work with LESO-PB on new products exiting the LESO-PB product development pipeline.

Technology and Products

The first product to exit this development pipeline is a nanotechnology glass coating process (Kromatix™) that enables the production of glass in a multiple of spectacular colors for use in the production of solar panels and roof tiles (crystalline or thin film photovoltaic modules and solar thermal collectors).

By replacing the transparent glass used in solar panel and tile production with Kromatix™, an opaque colored glass, the technical parts of the solar devices (cells and electrical connections of PV panels or tubing and corrugation sheets of thermal panels) are masked.  The end result are stunning panels and tiles with no discernible efficiency loss.  Due to the aesthetic nature of these panels, architects and property developers (commercial and industrial) are now able and willing to install these panels on building facades or the complete area of a roof, as opposed to installing only a limited number of panels on roofs or hiding them in other non-conspicuous areas.

Apart from the aesthetic attributes resulting from the use of Kromatix™, there is also a significant economic benefit. Since these panels can now be used on the entire facades of buildings because their aesthetic appearance means they no longer need to be hidden, the surface area covered by the installation is thus significantly enlarged.  This enables a greater amount of the sun’s energy to be captured and transformed into heat, cooling or power generation.  This attribute provides a faster return on investment for clients.

In addition, many countries and authorities refuse to grant the installation of existing solar panels and tiles on buildings due to conservation and aesthetics issues.  Providing panels that can blend in with the surroundings and environment addresses these barriers.

Air Cooling and Heating

The use of Kromatix™ in the production of solar panels and roof tiles will provide an aesthetic and cost effective solution to the air cooling or heating of a building and electricity generation.

Air Cooling

Water circulation solar collectors are used to generate thermal energy with adsorption coolers to transform the generated hot water into cold air to refresh the building.  Naturally, the generated hot water can also be stored for the hot water needs and circulated for heating.  The system uses solar technology colored glazed cladding panels to capture solar radiation and convert it to heat.  The panels, which are opaque to the human eye but transparent to sunlight, form a full or partial solar envelope around a building to maximize the heat capturing capability of the facades.  Water circulating within the panels is heated and then feeds the heating system of the building or is converted into cold water in an adsorption chiller which then cools the air flowing around it and then circulates it through the building’s ventilation system.  The system is a totally “green” solution as it is self-powered with solar energy, eliminates the need for grid-powered HVAC installations, is capable (subject to the orientation of and other details related to the building) of meeting 100% of a building’s thermal control needs with solar power, is sustainable and does not emit carbon dioxide.

Heating and Electricity

Photovoltaic solar panels convert solar energy from the sun into electricity or heat.  The sun’s rays excite the atoms in a silicon layer between two protector panels.  The atoms split up, and the electrons travel down wires into the home for electricity.  This energy can be used to heat homes or offices or provide electricity.

In many countries, the electric companies provide an incentive for customers to generate more energy than they need by offering a Feed in Tariff.  Surplus energy generated from solar installations is then fed back to the grid, monitored and a credit given back to the consumer.

SwissINSO’s target audience for the promotion and use of this solution includes architects, property developers, building contractors, curtain wall manufacturers and Building Integrated Photovoltaic (“BIPV”) companies worldwide.

Intellectual Property

SwissINSO has entered into an exclusive technology transfer and license agreement with EPFL covering the development of a new technology of high-transmission colored solar glass coating from EPFL to provide an aesthetic and efficient solution for the air cooling, heating and power of buildings.

Pursuant to the Technology Transfer and Research Agreement with EPFL signed on December 12, 2008, EPFL provides SwissINSO with scientific and technical knowledge with respect to the technology of color glazing by magnetron sputtering for solar thermal collectors in order for SwissINSO to further develop and commercially exploit this technology.

The EPFL agreement also provides for EPFL to perform certain research work with regard to this technology for the benefit of SwissINSO.  Pursuant to the EPFL agreement, SwissINSO agreed to make payments to EPFL aggregating CHF 920,000 (approximately $771,328) during the four year term of the agreement.  An initial payment of CHF 322,800 (approximately $310,727) was made to EPFL on September 14, 2009, a subsequent payment of CHF 300,000 (approximately $276,120) was made to EPFL on April 29, 2010 and payments of CHF 160,000 (approximately $170,630) were made to EPFL in 2012.

The Company and EPFL are currently in the process of negotiating an extension to this agreement.

For all the terms of the EPFL agreement, reference is hereby made to such agreement annexed to the Current Report on Form 8-K filed with the SEC on October 22, 2009 as Exhibit 10.10.  All statements made herein concerning such agreement are qualified by reference to said exhibit.

Competition

A significant and increasing number of companies have entered the renewable energy market in the recent past.  Solar energy supply, as a replacement for unsustainable fossil fuel resources, forms one aspect of this global enterprise.

The renewable energy industry following a boom period has faced some significant challenges over the past years, in particular from low cost Chinese solar panel producers who have dumped product into the US and European markets, forcing a number of key solar panel producers into bankruptcy.  Without exception, nearly all such solar panel producers compete with each other primarily on terms of efficiency as there is no competitive differentiator with regard to color, with all such panels being either black or blue.  Kromatix™ provides SwissINSO a unique opportunity to offer a competitive differentiator to the right joint venture partner, and the Company is pursuing discussions with several leading panel producers in this direction.

The ability to combine color and aesthetics into solar-panel production is a significant paradigm shift in an industry dominated by black and blue panels and will provide SwissINSO with a significant competitive advantage in a market flooded with companies that have little or no product differentiation.

Business Development - Acomet Joint Venture

In February 2013, the Company entered into a joint venture agreement with Acomet Solar S.A. (“Acomet”).  Under the terms of the agreement, Acomet will install a range of solar photovoltaic products using SwissINSO’s breakthrough nanotechnology process.  Acomet is a company active in the installation of BIPV facades and will spearhead a strong expansion into the field of BIPV projects with Acomet leveraging its network of existing clients to accelerate market penetration and sales growth for Kromatix™.

Acomet has significant experience in BIPV on roofs and facades, and its ability to produce tailor-made frameless photovoltaic panels and install them with a patented invisible fixture will enable the Company to rapidly introduce our colored panels to the market with a view to them becoming the standard, in opposition to the existing black or dark panels where no real differentiator appears.  The first installation of light blue photovoltaic panels has been achieved by the joint venture, and several other projects have been contracted in Switzerland and the United Kingdom.

In parallel with the signing of the agreement with Acomet, whose goal is the installation of tailor-made panels, SwissINSO has installed the Kromatix™ photovoltaic panels on the Acomet headquarters building in Switzerland.

SwissINSO is also in negotiations with other major photovoltaic and thermal panel producers for the mass production of their panels with the Kromatix™ technology and has several other high profile installations in the pipeline.

Employees

SwissINSO currently has two (2) employees, one in administration and one in research and development.  The majority of other services, in particular sales, marketing and financial, are provided by independent contractors and consultants.

Significant Subsidiaries

As of December 31, 2012, our sole subsidiary was SwissINSO.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of Common Stock are publicly traded on the OTC Bulletin Board under the symbol “SWHN.OB”.  During the fiscal years ended December 31, 2011 and 2012, the high and low bid prices for our Common Stock were:

Period	High Bid Price	Low Bid Price
Quarter Ended March 31, 2011	$0.52	$0.15
Quarter Ended June 30, 2011	$0.30	$0.03
Quarter Ended September 30, 2011	$0.13	$0.05
Quarter Ended December 31, 2011	$0.09	$0.01
Quarter Ended March 31, 2012	$0.09	$0.02
Quarter Ended June 30, 2012	$0.06	$0.03
Quarter Ended September 30, 2012	$0.06	$0.02
Quarter Ended December 31, 2012	$0.04	$0.03

Record Holders

As of April 15, 2013, there were 134,265,321 shares of Common Stock issued and outstanding, held by approximately 51 holders of record as indicated on the records of our transfer agent.

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

The following discussion and analysis of our financial condition and results of operations are based on the audited financial statements as of December 31, 2012 and 2011, all of which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations - Year ended December 31, 2012 compared to year ended December 31, 2011

We are in the development stage and did not generate any revenues for the fiscal year ended December 31, 2012 or 2011.  During the fiscal year ended December 31, 2012, we incurred $2,289,061 of general and administrative expenses and $170,630 of research and development expenses as we continued the development of the business of SwissINSO and $134,713 of debt issuance expense.  In addition, we incurred $441,715 in interest charges related to $250,000 of bridge loans received in September 2009, $4,850,000 of convertible notes sold in a private placement from December 2009 through December 2010 and $1,028,421 of short-term loans received during 2011 and 2012.   In comparison, during the fiscal year ended December 31, 2011, we incurred $2,623,134 of general and administrative expenses and $180,465 of research and development expenses as we continued the development of the business of SwissINSO and $846,039 of debt issuance expense.  In addition, we incurred $462,178 in interest charges related to $750,000 of bridge loans received in September 2009, $6,035,000 of convertible notes sold in a private placement from December 2009 through December 2010 and $411,600 of short-term loans received during 2011.  Our net loss before foreign currency translation adjustments during the fiscal year ended December 31, 2012 was $3,326,763, including a non-cash charge of $265,017, representing the change from December 31, 2011 to December 31, 2012 in fair value for accounting purposes of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in a private placement, as compared to a net loss before foreign currency translation adjustments during the fiscal year ended December 31, 2011 of $699,111, including a non-cash gain of $3,412,358, representing the change from December 31, 2010 to December 31, 2011 in fair value for accounting purposes of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in the private placement.

Liquidity and Capital Resources

As of December 31, 2012, we had a working capital deficit of $4,166,652 as compared with a working capital deficit at December 31, 2011 of $3,098,571.  During the past twelve (12) months, we have incurred significant operating expenses, and we expect to continue to incur additional significant operating expenses for manufacturing, research and development, marketing, sales channel development, general and administrative expenses and debt payments during the next twelve (12) months, contingent upon raising capital.

During the year ended December 31, 2012, we did not sell any additional convertible notes and warrants in our ongoing private placement after having sold $6,035,000 of such convertible notes and warrants in 2009 and 2010.  We did, however, receive short-term loans aggregating $1,652,260 during 2012 from our current Chief Executive Officer and one of our shareholders, but these loans have been insufficient to enable the Company to meet the working capital needs of SwissINSO.  We have not received any other cash infusions, are unable to meet our current obligations to employees, suppliers, vendors, landlords, service providers and lenders and are negotiating extended payment terms with some of our creditors.  In addition, we have substantially reduced our personnel and sharply curtailed most of our business operations.

We do not have any other available credit, bank financing or other external sources of liquidity and will need to obtain substantial additional capital in order to continue SwissINSO’s business operations.  In order to obtain such capital, we will need to sell additional notes and warrants in the private placement, sell other securities to purchasers and/or borrow additional funds from lenders.  There can be no assurance that we will be successful in obtaining such additional funding.  We will also need to commercialize our Kromatix business.  If we are not successful in raising sufficient capital, either from the sale of additional notes and warrants in the private placement, from the sale of other securities, from additional borrowings, from revenues generated by the Kromatix business, from the sale of all or parts of the SwissINSO business or from the entry into a joint venture with a partner for all or parts of the SwissINSO business, this would have a material adverse effect on our business, results of operations, liquidity and financial condition, and we would be forced to liquidate the business of SwissINSO.

Going Concern Consideration

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  As discussed in the notes to the financial statements, we have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern.  Our ability to continue as a going concern and ultimately to attain profitable operations is dependent on (a) raising capital to meet our past due, current and future obligations to employees, suppliers, vendors, landlords, service providers and lenders and to fund SwissINSO’s business plan and (b) developing the Kromatix™ business.  We incurred a net loss before foreign currency translation adjustments during the fiscal year ended December 31, 2012 of $3,326,763, including a non-cash charge of $265,017, representing the change from December 31, 2011 to December 31, 2012 in fair value for accounting purposes of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in a private placement, and have an accumulated deficit since inception of $14,736,143, primarily comprised of $11,203,567 in general and administrative expenses and research and development expenses incurred to create the Company, develop the business of SwissINSO and maintain the Company’s existence as a public company and $1,330,035 in interest charges incurred on the bridge loans, convertible debt and other short-term debt used to finance the Company and the business of SwissINSO.  These factors continue to raise substantial doubt about our ability to continue as a going concern.  As discussed above, management plans include attempting to obtain additional capital from the sale of securities, from bank and private borrowings, from the commercialization of the Kromatix™ business and from attempting to find a buyer or partner for all or part of SwissINSO’s business.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on the assessment using those criteria, our management concluded that the internal control over financial reporting was effective at December 31, 2012.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, years elected and principal offices and positions of our current directors and executive officers:

Name	Year First Elected As Officer or Director	Age	Office

Rafic Hanbali	2011	62	Chairman of the Board of Directors, President and Chief Executive Officer

Clive D. Harbutt	2009	56	Chief Financial Officer and Director

John Woodbridge	2013	74	Director

Stephane Boudon	2013	50	Director

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

John Woodbridge is an Electro/Mechanical Engineer and, since 2004, has been the Chief Executive Officer of UMC (Machine Tools) Ltd., an international merchanting company involved in the sale of high tech, hign value robotic machine tools to companies such as British Aerospace, EADS, MacLaren Racing and Baxter Hughes.  Prior thereto, Mr. Woodbridge was Managing Director of Baker & Bell Aerospace Ltd., General Manager of Pipe Products Middle East LLC and Managing Director of Tolbridge Ltd.  Mr. Woodbridge’s engineering background and his international business experience led to the conclusion that he should serve as a director of the Company.

Stephane Boudon is the founder and Chief Executive Officer of Akuo Investment Management SA, a Luxembourg-based provider of fund management, asset management and specialized investment advisory services.  Prior to creating AIM, Mr. Boudon was the President of CDC Innovation at France’s largest financial institution, Caisse des Depots et Consignations, where he played a major role in creating several independent private equity funds.  Prior thereto, Mr. Boudon served as the Chief Executive Officer of several technology companies before entering the investment world.  Mr. Boudon holds a Ph.D in Computational and Physical Sciences from the University of Strasbourg and attended the Ecole Normale Superieure in Paris and the Agrege de Sciences Physiques.  Mr. Boudon is fluent in French, English, German and Portugese.  His experience with technology companies and financial and investment services companies led to the conclusion that he should serve as a director of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in their ownership with the SEC, and forward copies of such filings to us.  We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2012, all reporting persons complied with all applicable Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Conduct and Ethics for Directors, Officers and Employees.  A copy of such code was filed as Exhibit 14 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 filed with the SEC on June 17, 2011.

Committees

At this time, we do not have a separate audit committee, nominating committee or compensation committee, as the functions of such committees are performed by the entire Board of Directors.  The Board of Directors has determined that Clive D. Harbutt, our Chief Financial Officer, would qualify as an “audit committee financial expert” as defined by the applicable SEC rules.  However, Mr. Harbutt would not be deemed to be independent as independence for audit committee members is defined in Section 10A-3(B) of the Exchange Act.  We have not yet established procedures by which our shareholders may recommend nominees to our Board of Directors.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation awarded to, paid to or earned by our President and Chief Executive Officer, our Chief Financial Officer and our former Vice President Sales & Marketing of SwissINSO for the fiscal years ended December 31, 2012 and 2011.

Name and Principal Position	Year	Salary(1)	All Other Compensation(1)		Total(1)
Rafic Hanbali, President and Chief Executive Officer from December 20, 2011	2012		$182,492	(2)	$182,492
	2011	-0-	-0-		-0-

Clive D. Harbutt, Chief Financial Officer until April 12, 2011 and from December 20, 2011	2012		$111,112	(3)	$111,112
	2011	$-0-	$28,198	(4)	$28,198

Paul de Belay, Vice President Sales & Marketing of SwissINSO until March 31, 2013	2012	$119,860	$59,390	(5)	$179,250
	2011	$171,287	$23,685	(6)	$194,972

 (1)  Salary and all other compensation were paid in Swiss francs and have been converted at a rate of 1 Swiss franc = 0.926 US dollars for 2012 and 1 Swiss franc = 0.8866 US dollars for 2011.  Other than $58,275 of salary paid to Mr. de Belay in 2011 and $3,106 of car leasing payments made in 2011 for Mr. de Belay, all salary and other compensation in 2011 was accrued but not paid to or for the benefit of the listed persons.

(2)  Represents consulting fees paid to InsOglass Holding SA, a business organization controlled by Mr. Hanbali, by the issuance on August 14, 2012 of 2,500,000 shares of the Company’s Common Stock and on January 31, 2013 of 3,785,485 shares of the Company’s Common Stock for services rendered by Mr. Hanbali as the Company’s Chief Executive Officer in 2012.

(3)  Represents consulting fees paid to SICG S.A., a business organization of which Mr. Harbutt is the principal.

(4)  Represents consulting fees accrued during 2011.

(5)  Represents consulting fees paid to Mr. de Belay.

(6)  Represents total employer’s benefits contribution accrued during 2011 and $3,106 of car leasing payments made during 2011.

On June 1, 2012, the Company granted immediately exercisable stock options under its 2009 Stock Incentive Plan at an exercise price of $0.10 per share to Rafic Hanbali, its Chief Executive Officer (2,000,000 shares), Clive D. Harbutt, its Chief Financial Officer (2,000,000) and  Paul de Belay, the Vice President Sales & Marketing of SwissINSO (1,500,000 shares).

Employment and Consulting Agreements

None

Compensation of Directors

During the fiscal year ended December 31, 2012, no director received any directors’ fees or other compensation for services as a director for such fiscal year.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of April 15, 2013, the number of shares of Common Stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group.  Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC.  Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security.  The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty (60) days.  Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 134,265,321 shares of our Common Stock issued and outstanding as of April 15, 2013, except for the percentages for each of Messrs. Hanbali and Harbutt and for all directors and executive officers as a group, which are calculated on a number of shares of our Common Stock including as issued and outstanding the shares issuable to each upon exercise of stock options held by them.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Rafic Hanbali	57,581,742	(1)	42.26%
Rua Sampaio Viana 253
cjto 74
Sao Paolo 04004-000
Brazil

Salim Shaikh Ismail	10,085,300		7.51%
Makeen Tower
12th Floor
Office No. 1201
P.O. Box 47858
Abu Dhabi
United Arab Emirates

Clive D. Harbutt	7,882,746	(2)	5.78%
16 rue de la Pelisserie
1204 Geneva
Switzerland

Michel Gruering	7,197,145		5.36%
Avenue de la Riviera 4
CH-1820 Territet
Switzerland

John Woodbridge	1,000,000		0.74%
33 Kenwood Drive
Walton on Thames
Surrey KT12 5AX
United Kingdom

Stephane Boudon	-0-		-%
9A. Rue Aldringern
Luxembourg City L-1118
Luxembourg

All directors and executive officers
as a group (4 persons)	66,464,488	(3)	48.07%

(1)  Includes 55,581,742 shares owned by InsOglass Holding SA, of which Mr. Hanbali is the ultimate beneficial owner, and 2,000,000 shares issuable to Mr. Hanbali upon exercise of stock options held by him.

(2)  Includes 5,882,746 shares owned by SICG S.A., of which Mr. Harbutt is the principal shareholder, officer and director, and 2,000,000 shares issuable to Mr. Harbutt upon exercise of stock options held by him.

(3)  Includes 55,581,742 shares owned by InsOglass Holding SA, 2,000,000 shares issuable to Mr. Hanbali upon exercise of stock options held by him, 1,000,000 shares owned by Mr. Woodbridge, 5,882,746 shares owned by SICG S.A. and 2,000,000 shares issuable to Mr. Harbutt upon exercise of stock options held by him.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Company is indebted to InsOglass Holding SA, a business organization controlled by the Company’s Chief Executive Officer (“InsOglass”) for $752,260 of loans made by such entity to the Company during 2011 and 2012 to meet the working capital needs of the Company and its subsidiary.

On June 1, 2012, the Company entered into a Loan Agreement with InsOglass, pursuant to which such entity agreed to make loans of up to $1,000,000 to the Company, including the loans made through December 31, 2012.  Such loans are interest-free, matured on April 1, 2013, are secured by certain assets of the Company’s subsidiary and are convertible, at the option of InsOglass, into shares of common stock of the Company at a conversion rate of $0.10 per share.

On August 14, 2012, the Company issued 2,500,000 shares of common stock valued at $50,000 to InsOglass in consideration of services rendered by the Company’s Chief Executive Officer to the Company and its subsidiary.

On June 1, 2012, the Company issued 2,500,000 shares of common stock valued at $100,000 to SICG S.A., a business organization of which the Company’s Chief Financial Officer is the principal, in consideration of services rendered by SICG S.A. to the Company and its subsidiary. On August 15, 2012 the Company issued an additional 168,460 shares of common stock valued at $25,269 to SICG S.A. in consideration of  the cancellation of certain debt of the Company’s subsidiary to SICG S.A.

The Company is indebted to Salim Shaikh Ismail, the holder of 10,085,300 shares of our Common Stock, or 7.51%, for $400,000 of loans made by him to the Company during 2012 to meet the working capital needs of the Company and its subsidiary.  An additional $1,000,000 of loans made by such individual during 2011 and 2012, together with a $1,000,000 convertible note held by such individual (and accrued interest thereon), were converted in August 2012 into the 10,085,300 shares of our Common Stock currently held by such individual.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, are not at this time required to have our Board of Directors comprised of a majority of “independent directors”.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate audit fees billed for each of the last two fiscal years for professional services rendered by our principal accountant were $26,500 for the fiscal year ended December 31, 2012 and $41,710 for the fiscal year ended December 31, 2011.  The audit fees for the fiscal year ended December 31, 2012 included reviews of our interim financial statements and Quarterly Reports on Form 10-Q filed with the SEC for the periods ended March 31, 2012, June 30, 2012 and September 30, 2012.  The audit fees for the fiscal year ended December 31, 2011 included reviews of our interim financial statements and Quarterly Reports on Form 10-Q filed with the SEC for the periods ended March 31, 2011, June 30, 2011 and September 30, 2011.

Audit-Related Fees

None

Tax Fees

The aggregate tax fees billed for each of the last two fiscal years for professional services rendered by our principal accountant were $4,100 for the fiscal year ended December 31, 2012 and $5,500 for the fiscal year ended December 31, 2011.  The tax fees for the fiscal year ended December 31, 2012 included preparation of our Federal and state income tax returns for the fiscal year ended December 31, 2012.  The tax fees for the fiscal year ended December 31, 2011 included preparation of our Federal and state income tax returns for the fiscal year ended December 31, 2011.

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

10.12	Employment Contract dated December 12, 2008 between Swiss-Indo Trade & Invest SA and Dr. Yves Ducommun. Filed as Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on October 22, 2009.
10.13	Form of Subscription Agreement between each Subscriber and the Registrant. Filed as Exhibit 10.13 to the Annual Report on Form 10K/A filed with the SEC on June 17, 2011.
10.14	Form of 9% Secured Convertible Note from the Registrant to each Subscriber. Filed as Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
10.15	Form of Common Stock Purchase Warrant from the Registrant to each Subscriber. Filed as Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
10.16	Form of Security Agreement between SwissINSO, SA and each Subscriber. Filed as Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
10.17	Form of Outside Directors’ Agreement between the Registrant and each outside director. Filed as Exhibit 10.17 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
10.18	Contract for Consultancy Services dated September 30, 2009 between Michel Gruering and SwissINSO SA. Filed as Exhibit 10.18 to the Annual Report on Form 10-K filed with the SEC on April 15, 2010.
10.19	Consulting Agreement dated December 9, 2010 between SwissINSO SA and Michel Gruering. Filed as Exhibit 10.19 to the Current Report on Form 8-K filed with the SEC on December 13, 2010.
10.20	Outside Directors’ Agreement dated December 9, 2010 between the Registrant and Michel Gruering. Filed as Exhibit 10.20 to the Current Report on Form 8-K filed with the SEC on December 13, 2010.
10.21	Employment Contract dated March 29, 2011 between Manuel de Sousa and SwissINSO SA. Filed as Exhibit 10.21 to the Current Report on Form 8-K filed with the SEC on April 15, 2011.
10.22	Employment Contract dated October 10, 2009 between Paul de Belay and SwissINSO SA. Filed as Exhibit 10.22 to the Annual Report on Form 10K/A filed with the SEC on June 17, 2011.
10.23	Voting Agreement and Proxy dated December 17, 2011 by and between Michel Gruering and Rafic Hanbali. Filed as Exhibit 10.23 to the Current Report on Form 8-K filed with the SEC on January 11, 2012.
10.24	Loan Agreement dated as of June 1, 2012 by and between InsOglass Holding S.A. and SwissINSO Holding Inc. Filed as Exhibit 10.24 to the Current Report on Form 8-K filed with the SEC on August 17, 2012.
10.25	Promissory Note dated June 1, 2012 from SwissINSO Holding Inc. to InsOglass Holding S.A. Filed as Exhibit 10.25 to the Current Report on Form 8-K filed with the SEC on August 17, 2012.
10.26	Security Agreement dated June 1, 2012 by and between SwissINSO Holding Inc. and InsOglass Holding S.A. Filed as Exhibit 10.26 to the Current Report on Form 8-K filed with the SEC on August 17, 2012.
10.27
Subscription Agreement dated August 15, 2012 by and between SwissINSO Holding Inc. and Salim Shaikh Ismail.  Filed as Exhibit 10.27 to the Current Report on Form 8-K filed with the SEC on August 17, 2012.

10.28
Amendment dated January 31, 2013 to Loan Agreement dated as of June 1, 2012 by and between InsOglass Holding S.A. and SwissINSO Holding Inc.  Filed as Exhibit 10.28 to the Current Report on Form 8-K filed with the SEC on January 31, 2013.

14	Code of Conduct and Ethics for Directors, Officers and Employees. Filed as Exhibit 14 to the Annual Report on Form 10K/A filed with the SEC on June 17, 2011.
16.1	Letter dated August 6, 2009 from Moore & Associates to the Securities and Exchange Commission. Filed as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on August 7, 2009.
16.1	Letter dated December 22, 2009 from Seale and Beers, CPAs to the Securities and Exchange Commission. Filed as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
21	Subsidiaries of the registrant. Filed as Exhibit 21 to the Annual Report on Form 10-K filed with the SEC on April 15, 2010.
31.1 and 31.2	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1 and 32.2	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
99.1	Press Release dated December 10, 2012. Filed as Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on December 10, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Rafic Hanbali	Chief Executive Officer and Director (Principal Executive Officer)	April 16, 2013
Rafic Hanbali

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rafic Hanbali	Chief Executive Officer and Director (Principal Executive Officer)	April 16, 2013
Rafic Hanbali

/s/ Clive D. Harbutt	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	April 16, 2013
Clive D. Harbutt

/s/ John Woodbridge	Director	April 16, 2013
John Woodbridge

Director
Stephane Boudon

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011	F-3

Consolidated Statements of Operations and Comprehensive Loss	F-4
for the years ended December 31, 2012 and 2011 and for the period since inception, June 1, 2006 to December 31, 2012

Consolidated Statements of Cash Flow for the years ended December 31, 2012	F-5
and 2011 and for the period since inception, June 1, 2006 to December 31, 2012

Consolidated Statement of Changes in Stockholders’ Deficit for the period	F-6
since inception, June 1, 2006 to December 31, 2012

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SwissInso Holding Inc.

We have audited the accompanying consolidated balance sheets of SwissInso Holding Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2012 and for the period since inception (June 1, 2006) through December 31, 2012. SwissInso Holding Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SwissInso Holding Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 and for the period since inception (June 1, 2006) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
April 16, 2013

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
As of December 31, 2012 and December 31, 2011

	2012	2011
	December 31	December 31

ASSETS

CURRENT ASSETS
Cash	$128,271	$8,163
Prepaid assets	47,090
Other receivables	76,069	53,818
Inventory	-	544,436
Total current assets	251,430	606,417

NON-CURRENT ASSETS
Property and equipment, net	24,308	109,784
Deferred debt issuance cost, net	-	134,713
Total non-current assets	24,308	244,497

TOTAL ASSETS	$275,738	$850,914

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,408,276	$1,344,757
Accrued expenses	325,335	293,809
Accrued payroll and benefits	1,006,050	904,822
Promissory notes	650,000	750,000
Loans	1,028,421	411,600
Total current liabilities	4,418,082	3,704,988

NON-CURRENT LIABILITIES
Accrued interest on notes payable	511,406	801,796
Convertible notes payable	2,000,000	4,850,000
Stock warrants liability	480,659	215,642
Total non-current liabilities	2,992,065	5,867,438

TOTAL LIABILITIES	7,410,147	9,572,426

STOCKHOLDERS' DEFICIT
Stockholders' deficit :
10,000,000 preferred shares, $0.0001 par value	-	-
Issued and outstanding shares : 0
Authorized :
200,000,000 common shares, $0.0001 par value
Issued and outstanding shares : 101,469,293 and 78,599,287	10,147	7,860

Additional paid in capital	7,557,147	2,571,221
Deficit accumulated during development stage	(14,736,143)	(11,409,380)
Accumulated other comprehensive income	34,440	108,787
Total stockholders' deficit	(7,134,409)	(8,721,512)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$275,738	$850,914

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
AND FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO DECEMBER 31, 2012

	Year Ended		Inception
	December 31,		6/1/2006
	2012	2011	to 12/31/2012

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	2,289,061	2,623,134	9,914,985
Stock warrants expense	265,017	(3,412,358)	480,659
Debt issuance expense	134,713	846,039	1,695,362
Research and development	170,630	180,465	1,288,582
	2,859,421	237,280	13,379,588
OTHER INCOME
Interest income	4	20	278
Exchange profit	517	-	517
Gain on vehicle	-	-	6,816
	521	20	7,611

OTHER EXPENSES
Interest on debt	441,715	462,178	1,330,035
Loss on disposal	26,089	-	26,089
Taxes	59	(327)	(268)
Commission on debt	-	-	8,310
	467,863	461,851	1,364,166

NET INCOME (LOSS)	$(3,326,763)	$(699,111)	$(14,736,143)

Foreign currency adjustment	(74,328)	137,294	34,459

COMPREHENSIVE INCOME (LOSS)	(3,401,091)	(561,817)	(14,701,684)

Basic and diluted net income (loss) per share	$(0.04)	$(0.01)	$(0.22)

Weighted average shares outstanding - Basic and diluted	87,613,782	78,599,287	66,477,170

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEAR ENDED DECEMBER 31, 2012 AND 2011
AND FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO DECEMBER 31, 2012

			From
	Year Ended		Inception
	December 31		6/1/2006
	2012	2011	to 12/31/2012

NET INCOME (LOSS)	$(3,326,763)	$(699,111)	$(14,736,143)

OPERATING ACTIVITIES
Depreciation	54,959	59,420	137,095
Amortization of defered debt issuance cost	134,713	846,039	1,213,062
Interest contributed by shareholder	-	-	2,809
Gain on sale of asset	-	-	(6,816)
Interest accrued on converted notes	-	-	16,071
Loss on inventory write down	544,436	-	544,436
Loss on disposal	26,089	-	26,089
Shares issued for services	262,180	-	262,180
Stock option expense	220,000	-	220,000
Capital contributions of interest expense	50,801	-	50,801
Change in stock warrants liability	265,017	(3,412,358)	480,659

Changes in Operating Assets and Liabilities:
(Increase) / decrease in prepaids and other receivables	(69,342)	35,546	(123,160)
(Increase) inventory "Krystall"	-	(694)	(544,436)
Increase (decrease) in accounts payable and accrueds	511,115	2,294,227	3,813,332
Net cash used in operating activities	(1,326,795)	(876,931)	(8,644,021)

INVESTING ACTIVITIES
Property and equipment acquisition	-	(3,367)	(219,928)
Cash received in acquisition of shell	-	-	670,357
Proceeds from sale of asset	-	-	34,080
Net cash provided by (used in) investing activities	-	(3,367)	484,509

FINANCING ACTIVITIES
Proceeds from convertible notes	-	-	6,035,000
Proceeds from issuance of shares	-	-	85,698
Repayment of borrowings	-	-	(521,500)
Loan	900,000	-	1,400,000
Debt due to shareholders	616,821	411,600	1,248,713
Net cash provided by financing activities	1,516,821	411,600	8,247,911

Effect of exchange rate on cash	(69,918)	137,294	39,872

INCREASE (DECREASE) IN CASH	120,108	(331,404)	128,271

CASH AT BEGINNING OF PERIOD	8,163	339,567	-

CASH AT END OF PERIOD	$128,271	$8,163	$128,271

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO DECEMBER 31, 2012

						Deficit
						Accumulated
			Additional		Other	During the	Total
	Common Stock		Paid-In	Subscription	comprehensive	Development	Stockholders'
	Shares	Amount	Capital	receivable	income	Stage	Deficit

Balance - June 1, 2006		$-	$-	$-	$-	$-	$-

Common Stock issued in recapitalization				-	-		-
of Swissinso SA into Swissinso Holding Inc.
(par value $0.0001) (1)	50,000,000	5,000	75,644	(40,322)			40,322

Net loss from inception to December 31, 2006						(50,833)	(50,833)

Interest contributed by shareholder			26				26

Foreign currency exchange adjustment					(171)		(171)

Balance at December 31, 2006	50,000,000	5,000	75,670	(40,322)	(171)	(50,833)	(10,656)

Net loss for the year ended December 31, 2007						(28,003)	(28,003)

Interest contributed by shareholder			234				234

Foreign currency exchange adjustment					(2,569)		(2,569)

Balance at December 31, 2007	50,000,000	5,000	75,904	(40,322)	(2,740)	(78,836)	(40,994)

Net loss for the year ended December 31, 2008						(118,788)	(118,788)

Interest contributed by shareholder			1,033				1,033

Foreign currency exchange adjustment					(4,929)		(4,929)

Balance at December 31, 2008	50,000,000	5,000	76,937	(40,322)	(7,669)	(197,624)	(163,678)

Common Stock issued to acquire the shell
company at $0.001 per share
(par value $0.0001) (1)	25,100,000	2,510	(141,307)				(138,797)

Subscription on share capital of Swissinso SA				40,322			40,322

Common Stock issued pursuant to conversion
of shareholder loan to Swissinso SA	1,097,145	110	220,182				220,292

Net loss for the year ended December 31, 2009						(4,532,266)	(4,532,266)

Interest contributed by shareholder			1,516				1,516

Foreign currency exchange adjustment					(25,190)		(25,190)

Balance at December 31, 2009	76,197,145	$7,620	$157,328	$-	$(32,859)	$(4,729,890)	$(4,597,801)

Deferred debt issuance			1,213,062				1,213,062

Shares issued on conversion of notes	2,402,142	240	1,200,831				1,201,071

Net loss for the period ended December 31, 2010						(5,980,379)	(5,980,379)

Foreign currency exchange adjustment					4,352		4,352

Balance at December 31, 2010	78,599,287	$7,860	$2,571,221	$-	$(28,507)	$(10,710,269)	$(8,159,695)

Net loss for the period ended December 31, 2011						(699,111)	(699,111)

Foreign currency exchange adjustment					137,294		137,294

Balance at December 31, 2011	78,599,287	$7,860	$2,571,221	$-	$108,787	$(11,409,380)	$(8,721,512)

Net loss for the period ended December 31, 2012						(3,326,763)	(3,326,763)

New Stock option expenses			220,000				220,000

Shares issued for Services Rendered	8,299,832	830	261,350				262,180

Shares issued on conversion of notes + accrued interest	14,570,174	1,457	4,453,775				4,455,232

Capital contribution of interest			50,801				50,801

Foreign currency exchange adjustment					(74,347)		(74,347)

Balance at December 31, 2012	101,469,293	$10,147	$7,557,147	$-	$34,440	$(14,736,143)	$(7,134,409)

(1) The Stockholders equity of Swissinso SA has been recapitalized to give effect to the shares received by the existing holders of Swissinso SA from the share exchange agreement with Pashminadepot.com Inc.

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

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

SwissINSO was incorporated in Switzerland on May 30, 2006.  In conjunction with the Solar Energy and Building Physics Laboratory (LESO-PB) of the Swiss Polytechnic Institute of Lausanne, Switzerland (EPFL), SwissINSO targets, develops and commercializes breakthrough renewable energy green technologies exiting the LESO-PB product development pipeline.

SwissINSO utilizes its intellectual property assets to provide aesthetic and efficient solar energy solutions and products to the renewable energy market.

SwissINSO’s goal is to become a world leader in the development of leading-edge technologies and products in the renewable energy sector that address the global energy shortage through products that are aesthetic and efficient with a specific focus on solar technology innovations in the areas of solar air cooling and heating.

Since its inception, SwissINSO has devoted substantially all of its efforts to raising capital, research and development, market research, securing technology rights and the validation and scale-up of the Kromatix™ technology, the first SwissINSO product to exit the LESO-PB development pipeline.

SwissINSO has not generated any revenues to date.

NOTE 2 -   Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising additional capital to fund its business plan and ultimately to attain profitable operations through the generation of revenues from the sale of products and technologies. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company has funded its initial operations by way of entering into a private placement offering. From inception through December 31, 2012, subscriptions of $6,035,000 had been received under the terms of the private placement documents.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -   Significant Accounting Policies

Accounting Basis

These consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the historical financial information of SwissINSO SA from inception to December 31, 2012. Intercompany transactions and balances have been eliminated.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company’s international subsidiary have been translated into United States dollars by translating balance sheet accounts at year end and period end exchange rates except for non-current assets which are translated at historical exchange rates, and statement of operations accounts at average exchange rates for the periods. Foreign currency transaction gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated Other Comprehensive Income. The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Income, was a gain of $34,440 and $108,787 for the years ended December 31, 2012 and 2011, respectively.

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

Inventory

The Company values its inventory at the lower of cost and market.  At December 31, 2012 the Company had no saleable inventory or work-in-process.

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

Derivative Financial Instruments

The Company’s objectives in using derivative financial instruments are to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC topic 815-40 "Derivatives and Hedging – Contracts in Entity’s own Equity". The estimated fair value of the derivative liabilities is calculated using the Black-Scholes-Merton method where applicable. Such estimates are revalued at each balance sheet date, with changes in the value recorded as stock warrant expense in the consolidated statements of operations.

General and Administrative Expenses

General and administrative expenses consist primarily of salary and related employee benefit costs, professional and consultants’ fees, marketing and promotional expenses and various other general corporate expenses.

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

Excess tax benefits of awards that are recognized in equity related to stock option exercises are reflected as operating cash inflows.  Stock-based compensation cost that has been included in income from continuing operations amounted to $220,000 and $-0- for the periods ended December 31, 2012 and December 31, 2011, respectively.

Research and Development

Costs incurred in acquiring technological expertise and corresponding research and development are charged to operating expenses when incurred.

Other Expenses

Other expenses are comprised of fees for negotiating Company financing.

Net Loss Per Share

Basic net loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. The Company has issued convertible notes with warrants which are potentially dilutive common shares. For the periods presented, this calculation proved to be anti-dilutive. As a result, the basic net loss per share is the same as diluted net loss per share for the year ended December 31, 2012.

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

Debt Issuance Costs

Debt issuance costs (i.e. placement agent costs) are capitalized when the expense is incurred and are amortized equally over a 24 month period. Debt issuance costs were fully amortized during 2012.

Reclassification

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform to the presentation of the current-year financial statements.

NOTE 4 - Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company’s policy is to regularly assesses slow-moving, excess and obsolete inventory and establish appropriate reserves against any amounts determined to have such characteristics.

The Company produced its first solar powered Water Purification unit (Krystall™) in March, 2010. This unit was deployed in Switzerland for the product launch which took place on April 22, 2010.

Subsequent to this date, the Company expended a significant amount of time and resource attempting to launch the Krystall™ product line and generate a first sale.  Unfortunately, with a number of more competitive products on the market, it became evident that, while Krystall™ was a technology leader in the market, the associated cost of the units offered for sale did not fit the investment expectations of potential customers. The ultimate assessment reached by SwissINSO was that the unit was over-engineered for the current cost conscious market.

In addition, since the financial crisis in 2009, the potential client base for Krystall™ - governments and NGOs - has been impacted by significant cut-backs in spending.  Despite attempts to discount the product and re-engineer certain components, the Company was unable to sell the inventoried unit or obtain orders for any other products in the Krystall™ line.

In addition to the above, the Krystall™ unit in stock was at the highest end of the product line in terms of cost and the most uncommon configuration in terms of technology.

The Krystall™ unit in inventory was subsequently dismantled in late 2011 and has not been used since.  As a result, the condition of the unit is now such that it would need a complete refurbishment and be required to be transported back to the manufacturer in Germany.  The Company determined that such an investment in a unit which the Company are unlikely to be able to sell would not make economic sense.  Correspondingly, the Company took the decision during 2012 to write down the cost of this unit to zero and exit the Water Purification business.

The following table presents the classification of inventory on-hand as of December 31, 2012 and 2011:

	2012	2011
Raw Materials	$-	$-
Work-in-process	-	-
Finished Goods	-	544,436

Total Inventory	$-	$544,436

NOTE 5 - Property and Equipment

Property and equipment at December 31, 2012 and 2011 at cost, consisted of the following:

	2012	2011
Furniture	$84,618	$106,062
Computer equipment	102,818	78,530
	187,436	184,592
Less accumulated depreciation	(163,128)	(74,808)
	$24,308	$109,784

Depreciation expense on property and equipment for the years ended December 31, 2012 and 2011 was $54,959 and $59,420.

NOTE 6 - Notes Payable

The Company issued promissory notes or loan acknowledgements to independent third parties as follows: (a) $250,000 bearing interest at 9% per annum repayable once the Company raised $6,000,000 through the sale of securities; (b) $500,000 without interest repayable on or before May 11, 2011; and (c) $900,000 without interest repayable on a to be agreed date.  The loan acknowledgement referred to in (b) above and $500,000 of the loan acknowledgements referred to in (c) above were converted into 7,659,710 shares of common stock during 2012.  The note referred to in (a) above and $400,000 of the loan acknowledgements referred to in (c) above remain outstanding.

During 2011 and 2012, the Company’s subsidiary borrowed an aggregate of $1,028,421 from current and former executive officers and directors and shareholders of the Company to meet the working capital needs of the Company’s subsidiary.  Loans aggregating $295,633 bear interest at 9% per annum, and the other loans are non-interest bearing.  These amounts remain outstanding.  Imputed interest of $50,801 has been contributed as capital during the year ended December 31, 2012.

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

Notes totaling $2,850,000 plus accrued interest were converted into 6,910,464 shares of common stock during the year ended December 31, 2012.  No notes were converted during 2011.

The fair value of each warrant is estimated on the date of grant using Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table.

Number of Warrants	% of Warrants Issued	Initial Vesting Date
2,000,000	100%	December 16, 2009
	Dividend Yield	0.00%
	Expected Volatility	626.13%
	Risk-Free Interest Rate	0.16%
	Contractual term	5 years
	Estimated Remaining term	0.96 years
	Stock Price at Date of Grant	$1.89
	Exercise Price	$1.00

900,000	100%	December 22, 2009

	Dividend Yield	0.00%
	Expected Volatility	626.13%
	Risk-Free Interest Rate	0.16%
	Contractual term	5 years
	Estimated Remaining term	0.98 years
	Stock Price at Date of Grant	$1.80
	Exercise Price	$1.00

8,270,000	100%	February 24, 2010

	Dividend Yield	0.00%
	Expected Volatility	626.13%
	Risk-Free Interest Rate	0.17%
	Contractual term	5 years
	Estimated Remaining term	1.15 years
	Stock Price at Date of Grant	$1.25
	Exercise Price	$1.00

500,000	100%	September 15, 2010
	Dividend Yield	0.00%
	Expected Volatility	626.13%
	Risk-Free Interest Rate	0.20%
	Contractual term	5 years
	Estimated Remaining term	1.79 years
	Stock Price at Date of Grant	$1.18
	Exercise Price	$1.00

400,000	100%	December 8, 2010
	Dividend Yield	0.00%
	Expected Volatility	626.13%
	Risk-Free Interest Rate	0.25%
	Contractual term	5 years
	Estimated Remaining term	2.94 years
	Stock Price at Date of Grant	$0.59
	Exercise Price	$1.00

The total derivative charge for the year ended December 31, 2012 was $265,017, representing the change in fair value between the outstanding warrants as of December 31, 2012 and 2011, which equated to $480,659 and $215,642 respectively. The Company originally computed the value of the warrants based on an expected exercise of the warrants two years following their issuance. The foregoing table estimates the exercise of the warrants four years following their issuance.

The Company will issue common stock from authorized shares to those subscribers who exercise the warrants upon the exercise of the warrants. As of December 31, 2012, no warrants have been exercised.

As of December 31, 2012, $1,500,000 of convertible notes have come due. The Company is in discussions with the holders of such notes to extend the maturity date of their notes for an additional two years. The Company has not received any indication that any holder is looking to satisfy the amount due through collection of assets securing the Company’s obligations under the notes.  The remaining $500,000 of notes are due in 2014.

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

On February 24, 2010, the Company determined the fair value of these warrants to be $1,213,062. The fair value was determined by using the Black-Scholes-Merton option-pricing model based on the following assumptions:

Number of Warrants	% of Warrants Issued	Initial Vesting Date
1,117,000	100%	February 24, 2010
	Dividend Yield	0.00%
	Expected Volatility	270.21%
	Risk-Free Interest Rate	2.69%
	Contractual term	5 years
	Estimated term	1.875 years
	Stock Price at Date of Grant	$1.25
	Exercise Price	$1.00

Debt issuance costs as of December 31, 2012 and 2011 were as follows:

	2012	2011
Debt Issuance Cost	$134,713	$1,695,362
Accumulated amortization	(134,713)	(1,560,649)
Debt Issuance, end of period	-	134,713

Debt issuance expense for the years ended December 31, 2012 and 2011 was $134,713 and $846,039 respectively. These debt issuance costs have now been fully amortized.

NOTE 9 -   Capital Stock

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, par value $0.0001 per share, none of which are issued and outstanding as of December 31, 2012.

Common Stock

The Company has authorized 200,000,000 shares of common stock, par value $0.0001 per share, of which 101,469,293 shares were issued and outstanding as of December 31, 2012.

NOTE 10 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2012 are as follows:

	2012
	SWISSINSO SA	HOLDING	CONSOLIDATED
Accumulated net operating loss	$5,054,144	(8,380,907)	(3,326,763)
Effective income tax rate	7.8%	34%	74%
	394,223	(2,849,508)	(2,467,460)
Less valuation allowance	(394,223)	2,849,508	2,467,460
Net deferred tax asset	$-	$-	$-

Through December 31, 2012, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  At December 31, 2012, the Company had approximately $14.7 million of net accumulated operating losses.  The net operating loss carry forwards, if not utilized, will begin to expire in 2026.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended December 31, 2012 and 2011 are as follows:

Federal statutory income tax rate	34.0%
State tax net of federal benefit	0.0%
Benefit from lower foreign income tax rate	40.0%
74.0%
Increase in valuation allowance	(74.0)%
Effective tax rate	0.0%

NOTE 11 - Related Party Transactions

The Company is indebted to InsOglass Holding SA, a business organization controlled by the Company’s Chief Executive Officer (“InsOglass”) for $752,260 of loans made by such entity to the Company during 2011 and 2012 to meet the working capital needs of the Company and its subsidiary.

On June 1, 2012, the Company entered into a Loan Agreement with InsOglass, pursuant to which such entity agreed to make loans of up to $1,000,000 to the Company, including the loans made through December 31, 2012.  Such loans are interest-free, matured on April 1, 2013, are secured by certain assets of the Company’s subsidiary and are convertible, at the option of InsOglass, into shares of common stock of the Company at a conversion rate of $0.10 per share.

On August 14, 2012, the Company issued 2,500,000 shares of common stock valued at $50,000 to InsOglass in consideration of services rendered by the Company’s Chief Executive Officer to the Company and its subsidiary.

On June 1, 2012, the Company issued 2,500,000 shares of common stock valued at $100,000 to SICG S.A., a business organization of which the Company’s Chief Financial Officer is the principal, in consideration of services rendered by SICG S.A. to the Company and its subsidiary. On August 15, 2012 the Company issued an additional 168,460 shares of common stock valued at $25,269 to SICG S.A. in consideration of  the cancellation of certain debt of the Company’s subsidiary to SICG S.A.

The Company is indebted to Salim Shaikh Ismail, the holder of 10,085,300 shares of the Company’s Common Stock, or 7.14%, for $400,000 of loans made by him to the Company during 2012 to meet the working capital needs of the Company and its subsidiary.  An additional $1,000,000 of loans made by such individual during 2011 and 2012, together with a $1,000,000 convertible note held by such individual (and accrued interest thereon), were converted in August 2012 into the 10,085,300 shares of the Company’s Common Stock currently held by such individual.

NOTE 12 – Lease

SwissINSO rents office space pursuant to a monthly property rental agreement with Fondation Scientifique EPFL Lausanne, Switzerland that can be renewed monthly.  The monthly office rental payment to EPFL (excluding TVA) is $2,413.  The rental cost for the period ended December 31, 2012 totaled $28,956.

NOTE 13 - Concentrations of Risks

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). Up to December 31, 2012 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

SwissINSO maintains its cash with sound international banking institutions.

NOTE 14 - Commitments

Under an agreement for the acquisition of industrial technology, the Company through its subsidiary was committed at December 31, 2012 as follows:

- Payments for acquisition of technology over a 4 year period	$150,034

During the year ended December 31, 2012, the Company’s subsidiary made payments aggregating CHF 160,000 ($170,630) as required under the agreement.

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

On June 1, 2012, the Company granted non-qualified options to purchase an aggregate of 5,800,000 shares of its common stock to its Chief Executive Officer, its Chief Financial Officer, one employee and one outside consultant at an exercise price of $0.10 per share.

At September 30, 2012, there were 4,200,000 additional shares available for the Company to grant under the Plan.  The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model.  The weighted average assumptions for the grants issued to December 31, 2012 are provided in the following table.

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

Valuation Assumptions	December 31, 2012
Expected Dividend Yield	0.00%
Expected Volatility	369.51%
Expected Term (Years)	10
Risk-free Interest Rate	1.47%

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted average exercise price	Weighted average remaining contractual term	Average intrinsic value
Balance at December 31, 2011	$-	$-	$-	$-
Granted	5,800,000	$0.10	10
Forfeited	-	-	-	-
Exercised	300,000	$0.10	-	-
Expired	-	-	-	-
Balance at December 31, 2012	5,500,000	$0.10	10	$-
Exercisable at December 31, 2012	5,500,000	$0.10	10	$-

The weighted average fair value of the options granted at December 31, 2012 and December 31, 2011 was $0.04 and $-0-, respectively. As of December 31, 2012, 300,000 options have been exercised.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

NOTE 17 – Subsequent Events

During the first quarter of 2013, the Company and InsOglass amended the Loan Agreement to increase the maximum amount of loans to be made thereunder from $1,000,000 to $1,500,000 and decreased the conversion rate of such loans into common stock of the Company from $0.10 per share to $0.035 per share.

During the first quarter of 2013, the Company’s subsidiary borrowed approximately $335,601 from InsOglass to meet the working capital needs of the Company and its subsidiary.  The loans do not bear interest and are repayable on a to be agreed future date.

During the first quarter of 2013, InsOglass converted loans aggregating $1,087,861 made under the Loan Agreement into 31,081,742 shares of the Company’s common stock, and the Company issued to SICG S.A. 1,714,286 shares of its common stock valued at $60,000 in consideration for services rendered by its principal, Clive D. Harbutt, to the Company and its subsidiary as Chief Financial Officer.

During the first quarter of 2013, the Company’s subsidiary made payments aggregating CHF 46,296 ($49,777) to EPFL against the past due balance under the agreement between SwissINSO and EPFL for the acquisition of technology.