Form 10-Q
period 2013-06-30
SWISSINSO HOLDING INC.
filed 2013-08-19
CIK 1437395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 19, 2013, there were outstanding 134,465,321 shares of Common Stock, par value $0.0001 per share.

PART I
FINANCIAL INFORMATION

Item 1.          Financial Statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
As of June 30, 2013 (Unaudited) and December 31, 2012

	2013	2012
	June 30	December 31
	UNAUDITED
ASSETS

CURRENT ASSETS
Cash	$24,229	$128,271
Prepaid assets	49,346	47,090
Other receivables	57,533	76,069
Debtors	12,709	-
Total current assets	143,817	251,430

NON-CURRENT ASSETS
Property and equipment, net	12,804	24,308
Deferred debt issuance cost, net	-	-
Total non-current assets	12,804	24,308

TOTAL ASSETS	$156,621	$275,738

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,182,902	$1,408,276
Accrued expenses	399,050	325,335
Accrued payroll and benefits	553,812	1,006,050
Promissory notes	816,000	650,000
Loans	567,883	1,028,421
Total current liabilities	3,519,647	4,418,082

NON-CURRENT LIABILITIES
Accrued interest on notes payable	577,791	511,406
Convertible notes payable	2,000,000	2,000,000
Stock warrants liability	7,620	480,659
Total non-current liabilities	2,585,411	2,992,065

TOTAL LIABILITIES	6,105,058	7,410,147

STOCKHOLDERS' DEFICIT
Stockholders' deficit :
10,000,000 preferred shares, $0.0001 par value	-	-
Issued and outstanding shares : 0
Authorized :
200,000,000 common shares, $0.0001 par value
Issued and outstanding shares : 134,465,321 and 101,469,293	13,446	10,147

Additional paid in capital	8,732,602	7,557,147
Deficit accumulated during development stage	(14,795,724)	(14,736,143)
Accumulated other comprehensive income	101,239	34,440
Total stockholders' deficit	(5,948,437)	(7,134,409)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$156,621	$275,738

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2013 AND 2012
AND FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO JUNE 30, 2013
UNAUDITED

	For The Six Months Ended		For The Three Months Ended		Inception
	June 30,		June 30,		6/1/2006
	2013	2012	2013	2012	to 06/30/2013

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	965,139	1,045,086	557,168	920,068	10,880,124
Stock warrants expense	(473,039)	351,988	(32,509)	(100,468)	7,620
Debt issuance expense	-	134,713	-		1,695,362
Research and development	-		-		1,288,582
	492,100	1,531,787	524,659	819,600	13,871,688
OTHER INCOME
Interest income	4	2	3	-	282
Gain on abandonment of salaries	451,508	-	451,508	-	451,508
Participation fee	160,222		13,280		160,222
Exchange profit	-	-	-	-	517
Gain on vehicle	-	-	-	-	6,816
	611,734	2	464,791	-	619,345

OTHER EXPENSES
Interest on debt	168,367	235,258	75,995	122,080	1,498,402
Loss on disposal	-	-	-	-	26,089
Exchange loss	10,848		10,447		10,848
Taxes	-	-	-	-	(268)
Commission on debt	-	-	-	-	8,310
	179,215	235,258	86,442	122,080	1,543,381

NET INCOME (LOSS)	$(59,581)	$(1,767,043)	$(146,310)	$(941,680)	$(14,795,724)

Foreign currency adjustment	66,780	47,942	(10,378)	128,313	101,239

COMPREHENSIVE INCOME (LOSS)	7,199	(1,719,101)	(156,688)	(813,367)	(14,694,485)

Basic and diluted net income (loss) per share	$(0.00046)	$(0.02)	$(0.00109)	$(0.01)	$(0.21)

Weighted average shares outstanding - Basic and diluted	128,895,814	79,013,651	134,397,189	79,423,463	70,847,682

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
AND FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO JUNE 30, 2013
UNAUDITED

			From
	For the Six Months Ended		Inception
	June 30		6/1/2006
	2013	2012	to 06/30/2013

NET INCOME (LOSS)	$(59,581)	$(1,767,043)	$(14,795,724)

OPERATING ACTIVITIES
Depreciation	11,504	28,306	148,599
Amortization of defered debt issuance cost		134,713	1,213,062
Interest contributed by shareholder			2,809
Gain on sale of asset			(6,816)
Interest accrued on converted notes			16,071
Loss on inventory write down		355,994	544,436
Loss on disposal			26,089
Shares issued for services	68,020	100,000	330,200
Stock option expense		220,000	220,000
Capital contributions of interest expense	22,873		73,674
Change in stock warrants liability	(473,039)	351,988	7,620
Increase (decrease) in securtiy deposit
Changes in Operating Assets and Liabilities:
(Increase) / decrease in prepaids and other receivables	16,280	(10,690)	(106,880)
(Increase) / decrease in debtors	(12,709)		(12,709)
(Increase) inventory "Krystall"			(544,436)
Increase (decrease) in accounts payable and accrueds	(603,897)	28,393	3,209,435

Net cash used in operating activities	(1,030,549)	(558,339)	(9,674,570)

INVESTING ACTIVITIES
Property and equipment acquisition	-		(219,928)
Cash received in acquisition of shell	-	-	670,357
Proceeds from sale of asset	-	-	34,080
Net cash provided by (used in) investing activities	-	0	484,509

FINANCING ACTIVITIES
Proceeds from convertible notes	-	-	6,035,000
Proceeds from issuance of shares	-	-	85,698
Repayment of borrowings	-	-	(521,500)
Loan	166,000	500,000	1,566,000
Debt due to shareholders	725,306	495,937	1,974,019
Net cash provided by financing activities	891,306	995,937	9,139,217

Effect of exchange rate on cash	35,201	47,942	75,073

INCREASE (DECREASE) IN CASH	(104,042)	485,540	24,229

CASH AT BEGINNING OF PERIOD	128,271	8,163	-

CASH AT END OF PERIOD	$24,229	$493,703	$24,229

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO JUNE 30, 2013

						Deficit
						Accumulated
			Additional		Other	During the	Total
	Common Stock		Paid-In	Subscription	comprehensive	Development	Stockholders'
	Shares	Amount	Capital	receivable	income	Stage	Deficit

Balance - June 1, 2006		$-	$-	$-	$-	$-	$-

Common Stock issued in recapitalization				-	-		-
of Swissinso SA into Swissinso Holding Inc.
(par value $0.0001) (1)	50,000,000	5,000	75,644	(40,322)			40,322

Net loss from inception to December 31, 2006						(50,833)	(50,833)

Interest contributed by shareholder			26				26

Foreign currency exchange adjustment					(171)		(171)

Balance at December 31, 2006	50,000,000	5,000	75,670	(40,322)	(171)	(50,833)	(10,656)

Net loss for the year ended December 31, 2007						(28,003)	(28,003)

Interest contributed by shareholder			234				234

Foreign currency exchange adjustment					(2,569)		(2,569)

Balance at December 31, 2007	50,000,000	5,000	75,904	(40,322)	(2,740)	(78,836)	(40,994)

Net loss for the year ended December 31, 2008						(118,788)	(118,788)

Interest contributed by shareholder			1,033				1,033

Foreign currency exchange adjustment					(4,929)		(4,929)

Balance at December 31, 2008	50,000,000	5,000	76,937	(40,322)	(7,669)	(197,624)	(163,678)

Common Stock issued to acquire the shell
company at $0.001 per share
(par value $0.0001) (1)	25,100,000	2,510	(141,307)				(138,797)

Subscription on share capital of Swissinso SA				40,322			40,322

Common Stock issued pursuant to conversion
of shareholder loan to Swissinso SA	1,097,145	110	220,182				220,292

Net loss for the year ended December 31, 2009						(4,532,266)	(4,532,266)

Interest contributed by shareholder			1,516				1,516

Foreign currency exchange adjustment					(25,190)		(25,190)

Balance at December 31, 2009	76,197,145	$7,620	$157,328	$-	$(32,859)	$(4,729,890)	$(4,597,801)

Deferred debt issuance			1,213,062				1,213,062

Shares issued on conversion of notes	2,402,142	240	1,200,831				1,201,071

Net loss for the period ended December 31, 2010						(5,980,379)	(5,980,379)

Foreign currency exchange adjustment					4,352		4,352

Balance at December 31, 2010	78,599,287	$7,860	$2,571,221	$-	$(28,507)	$(10,710,269)	$(8,159,695)

Net loss for the period ended December 31, 2011						(699,111)	(699,111)

Foreign currency exchange adjustment					137,294		137,294

Balance at December 31, 2011	78,599,287	$7,860	$2,571,221	$-	$108,787	$(11,409,380)	$(8,721,512)

Net loss for the period ended December 31, 2012						(3,326,763)	(3,326,763)

New Stock option expenses			220,000				220,000

Shares issued for Services Rendered	8,299,832	830	261,350				262,180

Shares issued on conversion of notes + accrued interest	14,570,174	1,457	4,453,775				4,455,232

Capital contribution of interest			50,801				50,801

Foreign currency exchange adjustment					(74,347)		(74,347)

Balance at December 31, 2012	101,469,293	$10,147	$7,557,147	$-	$34,440	$(14,736,143)	$(7,134,409)

Net loss for the period ended June 30, 2013						(59,581)	(59,581)

Shares issued for Services Rendered	1,914,286	191	67,829				68,020

Shares issued on conversion of notes + accrued interest	31,081,742	3,108	1,084,753				1,087,861

Capital contribution of interest			22,873				22,873

Foreign currency exchange adjustment					66,799		66,799

Balance at June 30, 2013	134,465,321	$13,446	$8,732,602	$-	$101,239	$(14,795,724)	$(5,948,437)

(1) The Stockholders equity of Swissinso SA has been recapitalized to give effect to the shares received by the existing holders of Swissinso SA from the share exchange agreement with Pashminadepot.com Inc.

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)
UNAUDITED

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

SwissINSO generated income during the six months ended June 30, 2013 as a result of its joint venture arrangement with Acomet Solar S.A. (see footnote 17 for additional details).

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

NOTE 2 - Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising additional capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company has funded its initial operations by way of entering into a private placement offering. From inception through June 30, 2013 subscriptions of $6,035,000 had been received under the terms of the private placement documents.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - Significant Accounting Policies

Accounting Basis

These consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the historical financial information of SwissINSO SA from inception to June 30, 2013. Intercompany transactions and balances have been eliminated.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company’s international subsidiary have been translated into United States dollars by translating balance sheet accounts at year end and period end exchange rates except for non-current assets which are translated at historical exchange rates, and statement of operations accounts at average exchange rates for the periods. Foreign currency transaction gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated other comprehensive income. The balance of the foreign currency translation adjustment, included in Accumulated other comprehensive income, was $66,780 and $47,942 for the six months ended June 30, 2013 and June 30, 2012, respectively.

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

Inventory

The Company values its inventory at the lower of cost and market. At June 30, 2013 the Company had no saleable inventory or work-in-process.

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

Excess tax benefits of awards that are recognized in equity related to stock option exercises are reflected as operating cash inflows.  Stock-based compensation cost that has been included in income from continuing operations amounted to $-0- and $220,000 for the periods ended June 30, 2013 and June 30, 2012, respectively.

Research and Development

Costs incurred in acquiring technological expertise and corresponding research and development, are charged to expense when incurred.

Other Expenses

Other expenses are comprised of fees for negotiating Company financing.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. The Company has issued convertible notes with warrants which are potentially dilutive common shares. For the periods presented, this calculation proved to be anti-dilutive. As a result, the basic net income (loss) per share is the same as diluted net income (loss) per share for the periods ended June 30, 2013 and June 30, 2012.

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

NOTE 4 –  Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company’s policy is to regularly assesses slow-moving, excess and obsolete inventory and establish appropriate reserves against any amounts determined to have such characteristics.  There were no inventories on hand as of June 30, 2013 and December 31, 2012.

NOTE 5 - Property and Equipment

Property and equipment at June 30, 2013 and December 31, 2012 at cost, consisted of the following:

	30-Jun-13	31-Dec-12
Furniture	$84,618	$84,618
Computer equipment	102,818	102,818
	187,436	187,436
Less accumulated depreciation	174,632	163,128
	$12,804	$24,308

Depreciation expense on property and equipment for the six months ended June 30, 2013 and 2012 was $11,504 and $28,306, respectively.

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

During 2011, 2012 and the first half of 2013, the Company’s subsidiary borrowed an aggregate of $1,498,809 from current and former executive officers and directors and shareholders of the Company to meet the working capital needs of the Company’s subsidiary.  Loans aggregating $295,633 bear interest at 9% per annum, and the other loans are non-interest bearing.  As of June 30, 2013, $567,883 of these amounts remain outstanding.  Imputed interest of $22,873 has been contributed as capital during the six months ended June 30, 2013.

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

Notes totaling $4,035,000 plus accrued interest have been converted into 9,312,606 shares of common stock.  No notes were converted during the first half of 2013.

The fair value of each warrant is estimated on the date of grant using Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table.

Number of Warrants	% of Warrants Issued	Initial Vesting Date
2,000,000	100%	December 16, 2009
	Dividend Yield	0.00%
	Expected Volatility	153.30%
	Risk-Free Interest Rate	0.15%
	Contractual term	5 years
	Estimated Remaining term	0.46 years
	Stock Price at Date of Grant	$1.89
	Exercise Price	$1.00

900,000	100%	December 22, 2009

	Dividend Yield	0.00%
	Expected Volatility	153.30%
	Risk-Free Interest Rate	0.15%
	Contractual term	5 years
	Estimated Remaining term	0.48 years
	Stock Price at Date of Grant	$1.80
	Exercise Price	$1.00

8,270,000	100%	February 24, 2010

	Dividend Yield	0.00%
	Expected Volatility	153.30%
	Risk-Free Interest Rate	0.14%
	Contractual term	5 years
	Estimated Remaining term	0.65 years
	Stock Price at Date of Grant	$1.25
	Exercise Price	$1.00

500,000	100%	September 15, 2010
	Dividend Yield	0.00%
	Expected Volatility	153.30%
	Risk-Free Interest Rate	0.20%
	Contractual term	5 years
	Estimated Remaining term	1.29 years
	Stock Price at Date of Grant	$1.18
	Exercise Price	$1.00

400,000	100%	December 8, 2010
	Dividend Yield	0.00%
	Expected Volatility	153.30%
	Risk-Free Interest Rate	0.21%
	Contractual term	5 years
	Estimated Remaining term	1.44 years
	Stock Price at Date of Grant	$0.59
	Exercise Price	$1.00

 Since the Company now has four years of publicly traded historical stock prices, expected volatility is now estimated based on the historical volatility of the Company’s share price over the past twelve months.

The total derivative gain for the six months ended June 30, 2013 was $473,039, representing the change in fair value between the outstanding warrants as of June 30, 2013 and December 31, 2012, which equated to $7,620 and $480,659, respectively.  The Company originally computed the value of the warrants based on an expected exercise of the warrants two years following their issuance.  The foregoing table estimates the exercise of the warrants four years following their issuance.

The Company will issue common stock from authorized shares to those subscribers who exercise the warrants upon the exercise of the warrants.  As of June 30, 2013, no warrants have been exercised.

As of June 30, 2013, $1,500,000 of convertible notes have come due.  The Company is in discussions with the holders of such notes to extend the maturity date of their notes for an additional two years.  The Company has not received any indication that any holder is looking to satisfy the amount due through collection of assets securing the Company’s obligations under the notes.  The remaining $500,000 of convertible notes are due in 2014.

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

On February 24, 2010, the Company determined the fair value of these warrants to be $1,213,062. The fair value was determined by using the Black-Scholes-Merton option-pricing model based on the following assumptions:

Number of Warrants	% of Warrants Issued	Initial Vesting Date
1,117,000	100%	February 24, 2010
	Dividend Yield	0.00%
	Expected Volatility	156.10%
	Risk-Free Interest Rate	2.69%
	Contractual term	5 years
	Estimated term	1.875 years
	Stock Price at Date of Grant	$1.25
	Exercise Price	$1.00

Debt issuance costs as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Debt Issuance Cost	$-	$134,713
Accumulated amortization	-	(134,713)
Debt Issuance, end of period	$-	$-0-

Amortization of debt issuance expense for the periods ended June 30, 2013 and June 30, 2012 was $-0- and $134,713, respectively.  These debt issuance costs have now been fully amortized.

NOTE 9 -   Capital Stock

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, par value $0.0001 per share, none of which are issued and outstanding as of June 30, 2013.

Common Stock

The Company has authorized 200,000,000 shares of common stock, par value $0.0001 per share, of which 134,265,321 shares were issued and outstanding as of June 30, 2013.

NOTE 10 – Related Party Transactions

During the second quarter of 2013, the Company’s subsidiary borrowed an additional $134,787 from InsOglass to meet the working capital needs of the Company and its subsidiary.  The loans do not bear interest and are repayable on a to be agreed future date.

NOTE 11 – Lease

SwissINSO rents office space pursuant to a monthly property rental agreement with Fondation Scientifique EPFL Lausanne, Switzerland that can be renewed monthly.  The monthly office rental payment to EPFL (excluding TVA) is $2,413.  The rental cost for the six month period ended June 30, 2013 totaled $14,478.

NOTE 12 - Concentrations of Risks

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). Up to June 30, 2013 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  All other deposit accounts at FDIC-insured institutions are insured up to at least $100,000 per depositor.  Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

SwissINSO maintains its cash with sound international banking institutions.

NOTE 13 - Commitments

Under an agreement for the acquisition of industrial technology, the Company through its subsidiary was committed at June 30, 2013 as follows:

- Payments for acquisition of technology over a 4 year period	$127,035

During the first half of 2013, the Company’s subsidiary made payments aggregating $72,999 to EPFL as required under the agreement.

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

At June 30, 2013, there were 4,200,000 additional shares available for the Company to grant under the Plan.  The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model.  The weighted average assumptions for the grants issued to June 30, 2013 are provided in the following table.

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

Valuation Assumptions	June 30, 2013
Expected Dividend Yield	0.00%
Expected Volatility	153.30%
Expected Term (Years)	10
Risk-free Interest Rate	2.52%

As and for the six months ended June 30, 2013, there were no additional stock options granted, forfeited, exercised or expired.  The stock options outstanding and exercisable as of December 31, 2012 and June 30, 2013 were 5,500,000.  Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted average exercise price	Weighted average remaining contractual term	Average intrinsic value
Balance at December 31, 2012	5,500,000	$0.10	10	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance at June 30, 2013	5,500,000	$0.10	10	-
Exercisable at June 30, 2013	5,500,000	$0.10	10	-

The Company currently uses authorized and unissued shares to satisfy share award exercises.

NOTE 16 – Subsequent Events

During the third quarter of 2013, the Company’s subsidiary entered into a credit facility with Banque Cantonal Freiburg for a maximum amount of CHF 300,000.  The credit facility is personally guaranteed by the Company’s chief executive officer. During the third quarter of 2013, the Company’s subsidiary borrowed approximately $32,395 from InsOglass to meet the working capital needs of the Company and its subsidiary. The loans do not bear interest and are repayable on a to be agreed future date.

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

Under the terms of the Agreement, SwissINSO will grant Acomet a non-exclusive agreement whereby Acomet will leverage its BIPV expertise and client base to provide projects, starting in Switzerland, which will integrate a range of color coated solar panels and roof tiles developed using SwissINSO’s breakthrough color coating solar glass technology.  In addition, SwissINSO will provide Acomet a robust future pipeline of new solar technologies and innovations for its BIPV projects.

Acomet will contribute the initial stock capital of the joint venture and pay a participation fee to the Company in consideration of the grant to Acomet by SwissINSO of the right to use SwissINSO technologies in its solar façade integration projects.

As of June 30, 2013, the Company received participation fees of $160,222 from Acomet.

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

The following discussion and analysis of our financial condition and results of operations are based on the unaudited financial statements as of June 30, 2013 and 2012, all of which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations – Three and six months ended June 30, 2013 compared to three and six months ended June 30, 2012

During the three month periods ended June 30, 2013 and June 30, 2012, we did not generate any operating revenues.  We were successful in creating a joint venture with Acomet Solar S.A. which generated income during the three months ended June 30, 2013 from a participation fee paid to the Company of $13,280.  During the quarter ended June 30, 2013, we incurred $557,168 of general and administrative expenses as we continued the development of the business of SwissINSO.  In addition, we incurred $75,995 in interest charges related to bridge loans received in September 2009, convertible notes and warrants sold in a private placement from December 2009 through December 2010 and short-term loans received during 2011, 2012 and the first half of 2013.  In comparison, during the quarter ended June 30, 2012, we incurred $920,068 of general and administrative expenses (including a $355,994 write-down to market value of the cost of SwissINSO’s water purification unit held in inventory and non-cash charges of $320,000 related to the issuance of stock options and shares during the quarter) as we continued the development of the business of SwissINSO and $122,080 in interest charges related to bridge loans received in September 2009, convertible notes and warrants sold in a private placement from December 2009 through December 2010 and short-term loans received during 2011 and the first half of 2012.  Our net loss before foreign currency translation adjustments during the quarter ended June 30, 2013 was $146,310, including accrued salaries of $451,508 abandoned during the period and an offsetting gain on such abandonment and a non-cash gain of $32,509, representing the change from March 31, 2013 to June 30, 2013 in fair value for accounting purposes of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in the private placement, as compared to a net loss before foreign currency translation adjustments during the quarter ended June 30, 2012 of $941,680, including the $355,994 write-down to market value of the cost of SwissINSO’s water purification unit held in inventory and non-cash charges of $320,000 related to the issuance of stock options and shares during the quarter  and a non-cash gain of $100,468, representing the change from March 31, 2012 to June 30, 2012 in fair value for accounting purposes of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in the private placement.

During the six month periods ended June 30, 2013 and June 30, 2012, we did not generate any operating revenues.  We were successful in creating a joint venture with Acomet Solar S.A. which generated income during the six months ended June 30, 2013 from a participation fee paid to the Company of $160,222.  During the six months ended June 30, 2013, we incurred $965,139 of general and administrative expenses as we continued the development of the business of SwissINSO and $168,367 in interest charges related to bridge loans received in September 2009, convertible notes and warrants sold in a private placement from December 2009 through December 2010 and short-term loans received during 2011, 2012 and the first half of 2013.  In comparison, during the six months ended June 30, 2012, we incurred $1,045,086 of general and administrative expenses (including a $355,994 write-down to market value of the cost of SwissINSO’s water purification unit held in inventory and non-cash charges of $320,000 related to the issuance of stock options and shares during the second quarter) as we continued the development of the business of SwissINSO and $235,258 in interest charges related to bridge loans received in September 2009, convertible notes and warrants sold in a private placement from December 2009 through December 2010 and short-term loans received during 2011 and the first half of 2012.   Our net loss before foreign currency translation adjustments during the six months ended June 30, 2013 was $59,581, including accrued salaries of $451,508 abandoned during the period and an offsetting gain on such abandonment and a non-cash gain of $473,039, representing the change from December 31, 2012 to June 30, 2013 in fair value for accounting purposes of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in the private placement, as compared to a net loss before foreign currency translation adjustments during the six months ended June 30, 2012 of $1,767,043, including the $355,994 write-down to market value of the cost of SwissINSO’s water purification unit held in inventory, non-cash charges of $320,000 related to the issuance of stock options and shares during the second quarter and a non-cash charge of $351,988, representing the change from December 31, 2011 to June 30, 2012 in fair value for accounting purposes of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in the private placement.

Liquidity and Capital Resources

As of June 30, 2013, we had a working capital deficit of $3,375,830 as compared with a working capital deficit at December 31, 2012 of $4,166,652.  During the past twelve (12) months, we have incurred significant operating expenses, and we expect to incur additional significant operating expenses for manufacturing, research and development, marketing, sales channel development, general and administrative expenses and debt payments during the next twelve (12) months, contingent upon raising capital.

During the six months ended June 30, 2013, we did not sell any additional convertible notes and warrants in the private placement.  We did, however, receive short-term loans aggregating approximately $725,306 from our Chief Executive Officer and one of our shareholders to meet the working capital needs of SwissINSO.  We have not received any other cash infusions, are unable to meet our current obligations to suppliers, vendors, service providers and lenders and are negotiating extended payment terms with some of our creditors.  In addition, we have substantially reduced our personnel and sharply curtailed our business operations other than the development of our Kromatix™ business.

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

Going Concern Consideration

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  As discussed in the notes to the financial statements, we have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  Our ability to continue as a going concern and ultimately to attain profitable operations is dependent on (a) raising capital to meet our past due, current and future obligations to employees, suppliers, vendors, landlords, service providers and lenders and to fund SwissINSO’s business plan and (b) developing the Kromatix™ business.  We incurred a net loss before foreign currency translation adjustments during the six months ended June 30, 2013 of $59,581, including accrued salaries of $451,508 abandoned during the period and an offsetting gain on such abandonment and a non-cash gain of $473,039 representing the change from December 31, 2012 to June 30, 2013 in fair value for accounting purposes of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in the private placement.  We have an accumulated deficit since inception of $14,795,724 primarily comprised of $12,168,706 in general and administrative expenses and research and development expenses incurred to create the Company, develop the business of SwissINSO and maintain the Company’s existence as a public company and $1,498,402 in interest charges incurred on the bridge loans, convertible debt and other short-term debt used to finance the Company and the business of SwissINSO.  These factors continue to raise substantial doubt about our ability to continue as a going concern.  As discussed above, management plans include attempting to obtain additional capital from the sale of securities, from bank and private borrowings, from the commercialization of the Kromatix™ business and from attempting to find a buyer or partner for all or part of SwissINSO’s business.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.          Legal Proceedings.

None

Item 1A.       Risk Factors

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.          Defaults Upon Senior Securities.

None.

Item 4.          Mine Safety Disclosures.

Not applicable.

Item 5.          Other Information.

During the quarter ended June 30, 2013, the Company’s subsidiary borrowed approximately $134,787 from InsOglass Holding SA, a business organization controlled by the Company’s Chief Executive Officer, to meet the working capital needs of the Company’s subsidiary.  The loans do not bear interest and are repayable on a to be agreed future date.

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

SWISSINSO HOLDING INC.

Dated: August 19, 2013	By:	/s/ Rafic Hanbali
	Name:	Rafic Hanbali
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 19, 2013	By:	/s/ Clive D. Harbutt
	Name:	Clive D. Harbutt
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer