Form 10-Q
period 2013-09-30
SWISSINSO HOLDING INC.
filed 2013-11-22
CIK 1437395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 19, 2013, there were outstanding 137,117,265 shares of Common Stock, par value $0.0001 per share.

PART I
FINANCIAL INFORMATION

Item 1.         Financial Statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2013 (Unaudited) and December 31, 2012

	2013	2012
	September 30	December 31
	UNAUDITED
ASSETS

CURRENT ASSETS
Cash	$4,883	$128,271
Prepaid assets	46,165	47,090
Other receivables	64,144	76,069
Debtors	13,254	-
Total current assets	128,446	251,430

NON-CURRENT ASSETS
Property and equipment, net	-	24,308

TOTAL ASSETS	$128,446	$275,738

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank loan	$319,213	$-
Accounts payable	1,408,253	1,408,276
Accrued expenses	192,034	325,335
Accrued payroll and benefits	601,004	1,006,050
Promissory notes	816,000	650,000
Loans	634,375	1,028,421
Accrued interest on notes payable	303,001
Convertible notes payable	1,000,000
Total current liabilities	5,273,880	4,418,082

NON-CURRENT LIABILITIES
Accrued interest on notes payable	-	511,406
Convertible notes payable	-	2,000,000
Stock warrants liability	4,115	480,659
Total non-current liabilities	4,115	2,992,065

TOTAL LIABILITIES	5,277,995	7,410,147

STOCKHOLDERS' DEFICIT
Stockholders' deficit :
10,000,000 preferred shares, $0.0001 par value	-	-
Issued and outstanding shares : 0
Authorized :
200,000,000 common shares, $0.0001 par value
Issued and outstanding shares : 137,117,265 and 101,469,293	13,711	10,147

Additional paid in capital	10,066,688	7,557,147
Deficit accumulated during development stage	(15,209,109)	(14,736,143)
Accumulated other comprehensive income	(20,839)	34,440
Total stockholders' deficit	(5,149,549)	(7,134,409)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$128,446	$275,738

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
AND FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO SEPTEMBER 30, 2013
UNAUDITED

	For The Nine Months Ended		For The Three Months Ended			Inception
	September 30,		September 30,			6/1/2006
	2013	2012	2013		2012	to 09/30/2013

REVENUES	$-	$-	$		$-	$-

OPERATING EXPENSES
General and administrative	1,319,442	1,557,354		354,303	512,268	11,234,427
Stock warrants expense	(476,544)	262,138		(3,505)	(89,850)	4,115
Debt issuance expense	-	134,713		-		1,695,362
Research and development	-			-		1,288,582
	842,898	1,954,205		350,798	422,418	14,222,486
OTHER INCOME
Interest income	5	3		1	1	283
Abandonment of Salaries	452,233			725		452,233
Participation Fee	160,479			257		160,479
Exchange profit	1,180	-		1,180	-	1,697
Gain on vehicle	-	-		-	-	6,816
	613,897	3		2,163	1	621,508

OTHER EXPENSES
Interest on debt	230,034	328,069		61,667	92,811	1,560,069
Loss on impairment of property and equipment	13,931	-		13,931	-	13,931
Loss on disposal	-	-		-	-	26,089
Exchange loss	-			(10,848)		-
Taxes	-	59		-	59	(268)
Commission on debt	-	-		-	-	8,310
	243,965	328,128		64,750	92,870	1,608,131

NET INCOME (LOSS)	$(472,966)	$(2,282,330)		$(413,385)	$(515,287)	$(15,209,109)

Foreign currency adjustment	(55,279)	4,865		(122,059)	(43,077)	(20,820)

COMPREHENSIVE INCOME (LOSS)	(528,245)	(2,277,465)		(535,444)	(558,364)	(15,229,929)

Basic and diluted net income (loss) per share	$(0.0036)	$(0.03)		$(0.0030)	$(0.01)	$(0.21)

Weighted average shares outstanding - Basic and diluted	131,342,397	83,024,746		136,262,750	90,916,137	73,048,563

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
AND FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO SEPTEMBER 30, 2013
UNAUDITED

			From
	For the Nine Months Ended		Inception
	September 30		6/1/2006
	2013	2012	to 09/30/2013

NET INCOME (LOSS)	$(472,966)	$(2,282,330)	$(15,209,109)

OPERATING ACTIVITIES
Depreciation	12,124	40,802	149,219
Amortization of defered debt issuance cost		134,713	1,213,062
Interest contributed by shareholder			2,809
Gain on sale of asset		3,527	(6,816)
Interest accrued on converted notes			16,071
Loss on inventory write down		352,865	544,436
Loss on impairment of property and equipment	13,931	-	13,931
Loss on disposal			26,089
Shares issued for services	68,020	232,180	330,200
Stock option expense		220,000	220,000
Capital contributions of interest expense	31,252	32,998	82,053
Change in stock warrants liability	(476,544)	262,138	4,115
Increase (decrease) in security deposit
Changes in Operating Assets and Liabilities:
(Increase) / decrease in prepaids and other receivables	12,850	(6,757)	(110,310)
(Increase) / decrease in debtors	(13,254)		(13,254)
(Increase) inventory "Krystall"			(544,436)
Increase (decrease) in accounts payable and accrueds	(538,370)	6,067	3,274,962

Net cash used in operating activities	(1,362,957)	(1,003,797)	(10,006,978)

INVESTING ACTIVITIES
Property and equipment acquisition	-		(219,928)
Cash received in acquisition of shell	-	-	670,357
Proceeds from sale of asset	-	-	34,080
Net cash provided by (used in) investing activities	-	-	484,509

FINANCING ACTIVITIES
Proceeds of bank loan	319,213	-	319,213
Proceeds from convertible notes	-	-	6,035,000
Proceeds from issuance of shares	-	-	85,698
Repayment of borrowings	-	-	(521,500)
Loan	166,000	750,000	1,566,000
Debt due to shareholders	811,376	499,902	2,060,089
Net cash provided by financing activities	1,296,589	1,249,902	9,544,500

Effect of exchange rate on cash	(57,020)	4,865	(17,148)

INCREASE (DECREASE) IN CASH	(123,388)	250,970	4,883

CASH AT BEGINNING OF PERIOD	128,271	8,163	-

CASH AT END OF PERIOD	$4,883	$259,133	$4,883

NON - CASH FINANCING ACTIVITIES
Shares issued on conversion of notes and accrued interest	2,413,833	4,445,232	6,859,065

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO SEPTEMBER 30, 2013

						Deficit
						Accumulated
			Additional		Other	During the	Total
	Common Stock		Paid-In	Subscription	comprehensive	Development	Stockholders'
	Shares	Amount	Capital	receivable	income	Stage	Deficit

Balance - June 1, 2006	-	$-	$-	$-	$-	$-	$-

Common Stock issued in recapitalization of Swissinso SA into Swissinso Holding Inc. (par value $0.0001) (1)	50,000,000	5,000	75,644	(40,322)			40,322

Net loss from inception to December 31, 2006						(50,833)	(50,833)

Interest contributed by shareholder			26				26

Foreign currency exchange adjustment					(171)		(171)

Balance at December 31, 2006	50,000,000	5,000	75,670	(40,322)	(171)	(50,833)	(10,656)

Net loss for the year ended December 31, 2007						(28,003)	(28,003)

Interest contributed by shareholder			234				234

Foreign currency exchange adjustment					(2,569)		(2,569)

Balance at December 31, 2007	50,000,000	5,000	75,904	(40,322)	(2,740)	(78,836)	(40,994)

Net loss for the year ended December 31, 2008						(118,788)	(118,788)

Interest contributed by shareholder			1,033				1,033

Foreign currency exchange adjustment					(4,929)		(4,929)

Balance at December 31, 2008	50,000,000	5,000	76,937	(40,322)	(7,669)	(197,624)	(163,678)

Common Stock issued to acquire the shell company at $0.001 per share (par value $0.0001) (1)	25,100,000	2,510	(141,307)				(138,797)

Subscription on share capital of Swissinso SA				40,322			40,322

Common Stock issued pursuant to conversion of shareholder loan to Swissinso SA	1,097,145	110	220,182				220,292

Net loss for the year ended December 31, 2009						(4,532,266)	(4,532,266)

Interest contributed by shareholder			1,516				1,516

Foreign currency exchange adjustment					(25,190)		(25,190)

Balance at December 31, 2009	76,197,145	$7,620	$157,328	$-	$(32,859)	$(4,729,890)	$(4,597,801)

Deferred debt issuance			1,213,062				1,213,062

Shares issued on conversion of notes	2,402,142	240	1,200,831				1,201,071

Net loss for the period ended December 31, 2010						(5,980,379)	(5,980,379)

Foreign currency exchange adjustment					4,352		4,352

Balance at December 31, 2010	78,599,287	$7,860	$2,571,221	$-	$(28,507)	$(10,710,269)	$(8,159,695)

Net loss for the period ended December 31, 2011						(699,111)	(699,111)

Foreign currency exchange adjustment					137,294		137,294

Balance at December 31, 2011	78,599,287	$7,860	$2,571,221	$-	$108,787	$(11,409,380)	$(8,721,512)

Net loss for the period ended December 31, 2012						(3,326,763)	(3,326,763)

New Stock option expenses			220,000				220,000

Shares issued for Services Rendered	8,299,832	830	261,350				262,180

Shares issued on conversion of notes + accrued interest	14,570,174	1,457	4,453,775				4,455,232

Capital contribution of interest			50,801				50,801

Foreign currency exchange adjustment					(74,347)		(74,347)

Balance at December 31, 2012	101,469,293	$10,147	$7,557,147	$-	$34,440	$(14,736,143)	$(7,134,409)

Net loss for the period ended September 30, 2013						(472,966)	(472,966)

Shares issued for services rendered	1,914,286	191	67,829				68,020

Shares issued on conversion of notes + accrued interest	33,733,686	3,373	2,410,460				2,413,833

Capital contribution of interest			31,252				31,252

Foreign currency exchange adjustment					(55,279)		(55,279)

Balance at September 30, 2013	137,117,265	$13,711	$10,066,688	$-	$(20,839)	$(15,209,109)	$(5,149,549)

(1) The Stockholders equity of Swissinso SA has been recapitalized to give effect to the shares received by the existing holders of Swissinso SA from the share exchange agreement with Pashminadepot.com Inc.

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)
UNAUDITED

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

SwissINSO generated income during the nine months ended September 30, 2013 as a result of its joint venture arrangement with Acomet Solar S.A. (see footnote 17 for additional details).

The condensed consolidated financial statements of the Company included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K.

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

NOTE 2 -   Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising additional capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company has funded its initial operations by way of entering into a private placement offering. From inception through September 30, 2013 subscriptions of $6,035,000 had been received under the terms of the private placement documents.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -   Significant Accounting Policies

Accounting Basis

These condensed consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The condensed consolidated financial statements include the historical financial information of SwissINSO SA from inception to September 30, 2013. Intercompany transactions and balances have been eliminated.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company’s international subsidiary have been translated into United States dollars by translating balance sheet accounts at year end and period end exchange rates except for non-current assets which are translated at historical exchange rates, and statement of operations accounts at average exchange rates for the periods. Foreign currency transaction gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated other comprehensive income. The balance of the foreign currency translation adjustment, included in Accumulated other comprehensive income, was ($55,279) and $4,865 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

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

Inventory

The Company values its inventory at the lower of cost and market. At September 30, 2013 the Company had no saleable inventory or work-in-process.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salary and related employee benefit costs, professional and consultants’ fees, marketing and promotional expenses, expenses linked with the industrial development (material and transport) of SwissINSO’s Kromatix™ product and various other general corporate expenses.

Employee Benefit

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

Excess tax benefits of awards that are recognized in equity related to stock option exercises are reflected as operating cash inflows.  Stock-based compensation cost that has been included in income from continuing operations amounted to $-0- and $220,000 for the periods ended September 30, 2013 and September 30, 2012, respectively.

Research and Development

Costs incurred in acquiring technological expertise and corresponding research and development are charged to expense when incurred.

Other Expenses

Other expenses are comprised of fees for negotiating Company financing.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. The Company has issued convertible notes with warrants which are potentially dilutive common shares. For the periods presented, this calculation proved to be anti-dilutive. As a result, the basic net income (loss) per share is the same as diluted net income (loss) per share for the periods ended September 30, 2013 and September 30, 2012.

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

NOTE 4 –   Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company’s policy is to regularly assesses slow-moving, excess and obsolete inventory and establish appropriate reserves against any amounts determined to have such characteristics.  There were no inventories on hand as of September 30, 2013 and December 31, 2012.

NOTE 5 -   Property and Equipment at September 30, 2013 and December 31, 2012 at cost, consisted of the following:

	September 30, 2013	December 31, 2012
Furniture	$84,618	$84,618
Computer equipment	116,520	102,818
	201,138	187,436
Less accumulated depreciation	(201,138)	(163,128)
	$-0-	$24,308

Depreciation expense on property and equipment for the nine months ended September 30, 2013 and 2012 was $12,124 and $40,802, respectively.

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

During 2011, 2012 and the first nine months of 2013, the Company’s subsidiary borrowed an aggregate of $1,682,373 from current and former executive officers and directors and shareholders of the Company to meet the working capital needs of the Company’s subsidiary.  Loans aggregating $295,633 bear interest at 9% per annum, and the other loans are non-interest bearing.  As of September 30, 2013, $634,375 of these amounts remain outstanding.  Imputed interest of $31,252 has been contributed as capital during the nine months ended September 30, 2013.

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

Notes totaling $5,035,000 plus accrued interest have been converted into 11,964,550 shares of common stock.  Notes totaling $1,000,000 were converted during the first nine months of 2013.

The fair value of each warrant is estimated on the date of grant using Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table.

Number of Warrants	% of Warrants Issued	Initial Vesting Date
2,000,000	100%	December 16, 2009
	Dividend Yield	0.00%
	Expected Volatility	153.30%
	Risk-Free Interest Rate	0.10%
	Contractual term	5 years
	Estimated Remaining term	0.21 years
	Stock Price at Date of Grant	$1.89
	Exercise Price	$1.00

900,000	100%	December 22, 2009

	Dividend Yield	0.00%
	Expected Volatility	153.30%
	Risk-Free Interest Rate	0.10%
	Contractual term	5 years
	Estimated Remaining term	0.23 years
	Stock Price at Date of Grant	$1.80
	Exercise Price	$1.00

8,270,000	100%	February 24, 2010

	Dividend Yield	0.00%
	Expected Volatility	153.30%
	Risk-Free Interest Rate	0.10%
	Contractual term	5 years
	Estimated Remaining term	0.40 years
	Stock Price at Date of Grant	$1.25
	Exercise Price	$1.00

500,000	100%	September 15, 2010

	Dividend Yield	0.00%
	Expected Volatility	153.30%
	Risk-Free Interest Rate	0.11%
	Contractual term	5 years
	Estimated Remaining term	1.04 years
	Stock Price at Date of Grant	$1.18
	Exercise Price	$1.00

400,000	100%	December 8, 2010

	Dividend Yield	0.00%
	Expected Volatility	153.30%
	Risk-Free Interest Rate	0.14%
	Contractual term	5 years
	Estimated Remaining term	1.19 years
	Stock Price at Date of Grant	$0.59
	Exercise Price	$1.00

Since the Company now has four years of publicly traded historical stock prices, expected volatility is now estimated based on the historical volatility of the Company’s share price over the past twelve months.

The total derivative gain for the nine months ended September 30, 2013 was $476,544, representing the change in fair value between the outstanding warrants as of September 30, 2013 and December 31, 2012, which equated to $4,115 and $480,659, respectively.  The Company originally computed the value of the warrants based on an expected exercise of the warrants two years following their issuance.  The foregoing table estimates the exercise of the warrants four years following their issuance.

The Company will issue common stock from authorized shares to those subscribers who exercise the warrants upon the exercise of the warrants.  As of September 30, 2013, no warrants have been exercised.

As of September 30, 2013, the remaining $1,000,000 of convertible notes have come due.  Effective October 31, 2013, the Company has notified the holders of the $1,000,000 of remaining convertible notes that, as a result of the conversion of at least 80% of the convertible notes into Common  Stock of the Company, they are required to convert their notes and accrued interest in Common Stock as well.

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

On February 24, 2010, the Company determined the fair value of these warrants to be $1,213,062. The fair value was determined by using the Black-Scholes-Merton option-pricing model based on the following assumptions:

Number of Warrants	% of Warrants Issued	Initial Vesting Date
1,117,000	100%	February 24, 2010
	Dividend Yield	0.00%
	Expected Volatility	270.21%
	Risk-Free Interest Rate	2.69%
	Contractual term	5 years
	Estimated term	1.875 years
	Stock Price at Date of Grant	$1.25
	Exercise Price	$1.00

Debt issuance costs as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Debt Issuance Cost	$-	$134,713
Accumulated amortization	-	(134,713)
Debt Issuance, end of period	$-	$-0-

Amortization of debt issuance expense for the periods ended September 30, 2013 and September 30, 2012 was $-0- and $134,713, respectively.  These debt issuance costs have now been fully amortized.

NOTE 9 -   Capital Stock

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, par value $0.0001 per share, none of which are issued and outstanding as of September 30, 2013.

Common Stock

The Company has authorized 200,000,000 shares of common stock, par value $0.0001 per share, of which 137,117,265 shares were issued and outstanding as of September 30, 2013.

NOTE 10 – Related Party Transactions

During the nine months ended September 30, 2013, the Company’s subsidiary borrowed an aggregate of $355,468 from InsOglass to meet the working capital needs of the Company and its subsidiary.  The loans do not bear interest and are repayable on a to be agreed future date.

NOTE 11 – Lease

SwissINSO rents office space pursuant to a monthly property rental agreement with Fondation Scientifique EPFL Lausanne, Switzerland that can be renewed monthly.  The monthly office rental payment to EPFL (excluding TVA) is $2,413.  The rental cost for the nine month period ended September 30, 2013 totaled $21,717.

NOTE 12 - Concentrations of Risks

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). Up to September 30, 2013 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  All other deposit accounts at FDIC-insured institutions are insured up to at least $100,000 per depositor.  Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

SwissINSO maintains its cash with sound international banking institutions.

NOTE 13 - Commitments

Under an agreement for the acquisition of industrial technology, the Company through its subsidiary was committed at September 30, 2013 as follows:

- Payments for acquisition of technology over a 4 year period	$127,035

During the nine months ended September 30, 2013, the Company’s subsidiary made payments aggregating $72,999 to EPFL as required under the agreement.

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

At September 30, 2013, there were 4,200,000 additional shares available for the Company to grant under the Plan.  The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model.  The weighted average assumptions for the grants issued to September 30, 2013 are provided in the following table.

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

Valuation Assumptions	September 30, 2013
Expected Dividend Yield	0.00%
Expected Volatility	153.30%
Expected Term (Years)	10
Risk-free Interest Rate	2.52%

As and for the nine months ended September 30, 2013, there were no additional stock options granted, forfeited, exercised or expired.  The stock options outstanding and exercisable as of December 31, 2012 and September 30, 2013 were 5,500,000.  Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted average exercise price	Weighted average remaining contractual term	Average intrinsic value
Balance at December 31, 2012	5,500,000	$0.10	10	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance at September 30, 2013	5,500,000	$0.10	10	-
Exercisable at September 30, 2013	5,500,000	$0.10	10	-

The Company currently uses authorized and unissued shares to satisfy share award exercises.

NOTE 16 – Subsequent Events

None

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

As of September 30, 2013, the Company received participation fees of $160,479 from Acomet.

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

The following discussion and analysis of our financial condition and results of operations are based on the unaudited financial statements as of September 30, 2013 and 2012, all of which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations – Three and nine months ended September 30, 2013 compared to three and nine months ended September 30, 2012

During the three month periods ended September 30, 2013 and September 30, 2012, we did not generate any operating revenues.  We were successful in creating a joint venture with Acomet Solar S.A. which generated income during the three months ended September 30, 2013 from a participation fee paid to the Company of $257.  During the quarter ended September 30, 2013, we incurred $354,303 of general and administrative expenses as we continued the development of the business of SwissINSO.  In addition, we incurred $61,667 in interest charges related to bridge loans received in September 2009, convertible notes and warrants sold in a private placement from December 2009 through December 2010 and short-term loans received during 2011, 2012 and the first nine months of 2013.  In comparison, during the quarter ended September 30, 2012, we incurred $512,268 of general and administrative expenses as we continued the development of the business of SwissINSO and $92,811 in interest charges related to bridge loans received in September 2009, convertible notes and warrants sold in a private placement from December 2009 through December 2010 and short-term loans received during 2011 and the first nine months of 2012.

Our net loss before foreign currency translation adjustments during the quarter ended September 30, 2013 was $413,385, including a non-cash gain of $3,505, representing the change from June 30, 2013 to September 30, 2013 in fair value for accounting purposes of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in the private placement, as compared to a net loss before foreign currency translation adjustments during the quarter ended September 30, 2012 of $515,287, including a non-cash gain of $89,850, representing the change from June 30, 2012 to September 30, 2012 in fair value for accounting purposes of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in the private placement.

During the nine month periods ended September 30, 2013 and September 30, 2012, we did not generate any operating revenues.  We were successful in creating a joint venture with Acomet Solar S.A. which generated income during the nine months ended September 30, 2013 from a participation fee paid to the Company of $160,479.  During the nine months ended September 30, 2013, we incurred $1,319,442 of general and administrative expenses as we continued the development of the business of SwissINSO and $230,034 in interest charges related to bridge loans received in September 2009, convertible notes and warrants sold in a private placement from December 2009 through December 2010 and short-term loans received during 2011, 2012 and the first nine months of 2013.  In comparison, during the nine months ended September 30, 2012, we incurred $1,557,354 of general and administrative expenses (including a $352,865 write-down to market value of the cost of SwissINSO’s water purification unit held in inventory and non-cash charges of $452,180 related to the issuance of stock options and shares during the second and third quarters) as we continued the development of the business of SwissINSO and $328,069 in interest charges related to bridge loans received in September 2009, convertible notes and warrants sold in a private placement from December 2009 through December 2010 and short-term loans received during 2011 and the first nine months of 2012.

 Our net loss before foreign currency translation adjustments during the nine months ended September 30, 2013 was $472,966, including accrued salaries of $452,233 abandoned during the period and an offsetting gain on such abandonment and a non-cash gain of $476,544, representing the change from December 31, 2012 to September 30, 2013 in fair value for accounting purposes of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in the private placement, as compared to a net loss before foreign currency translation adjustments during the nine months ended September 30, 2012 of $2,282,330, including the $352,865 write-down to market value of the cost of SwissINSO’s water purification unit held in inventory, non-cash charges of $452,180 related to the issuance of stock options and shares during the second and third quarters and a non-cash charge of $262,138, representing the change from December 31, 2011 to September 30, 2012 in fair value for accounting purposes of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in the private placement.

Liquidity and Capital Resources

As of September 30, 2013, we had a working capital deficit of $5,145,434 as compared with a working capital deficit at December 31, 2012 of $4,166,652.  During the past twelve (12) months, we have incurred significant operating expenses, and we expect to incur additional significant operating expenses for manufacturing, research and development, marketing, sales channel development, general and administrative expenses and debt payments during the next twelve (12) months, contingent upon raising capital.

During the nine months ended September 30, 2013, we did not sell any additional convertible notes and warrants in the private placement.  We did, however, receive short-term loans aggregating approximately $355,468 from our Chief Executive Officer and one of our shareholders and $319,213 from a credit facility with Banque Cantonal Freiburg guaranteed by our Chief Executive Officer to meet the working capital needs of SwissINSO and had $1,000,000 of convertible notes (together with accrued interest) convert into our Common Stock, thereby enabling us to force the conversion of the remaining $1,000,000 of convertible notes and accrued interest effective October 31, 2013.  We have not received any other cash infusions, are unable to meet our current obligations to suppliers, vendors, service providers and lenders and are negotiating extended payment terms with some of our creditors.  In addition, we have substantially reduced our personnel and sharply curtailed our business operations other than the development of our Kromatix™ business.

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

Going Concern Consideration

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  As discussed in the notes to the financial statements, we have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  Our ability to continue as a going concern and ultimately to attain profitable operations is dependent on (a) raising capital to meet our past due, current and future obligations to employees, suppliers, vendors, landlords, service providers and lenders and to fund SwissINSO’s business plan and (b) developing the Kromatix™ business.  We incurred a net loss before foreign currency translation adjustments during the nine months ended September 30, 2013 of $472,966, including accrued salaries of $452,233 abandoned during the period and an offsetting gain on such abandonment and a non-cash gain of $476,544, representing the change from December 31, 2012 to September 30, 2013 in fair value for accounting purposes of the outstanding warrants issued in connection with the sale of our convertible notes and warrants in the private placement.  We have an accumulated deficit since inception of $15,209,109 primarily comprised of $12,523,009 in general and administrative expenses and research and development expenses incurred to create the Company, develop the business of SwissINSO and maintain the Company’s existence as a public company and $1,560,069 in interest charges incurred on the bridge loans, convertible debt and other short-term debt used to finance the Company and the business of SwissINSO.  These factors continue to raise substantial doubt about our ability to continue as a going concern.  As discussed above, management plans include attempting to obtain additional capital from the sale of securities, from bank and private borrowings, from the commercialization of the Kromatix™ business and from attempting to find a buyer or partner for all or part of SwissINSO’s business.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.         Legal Proceedings.

None

Item 1A.      Risk Factors

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

On July 31, 2013, the Company issued 2,651,944 shares of its Common Stock to one holder of our convertible notes upon conversion of $1,000,000 principal amount of such notes and $325,972 of accrued interest at a conversion price of $0.50 per share.  Such securities were issued under Section 4(2) of the Securities Act of 1933, as amended, and Regulations D and S promulgated by the Securities and Exchange Commission thereunder.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

During the quarter ended September 30, 2013, the Company’s subsidiary borrowed approximately $183,564 from InsOglass Holding SA, a business organization controlled by the Company’s Chief Executive Officer, to meet the working capital needs of the Company’s subsidiary.  The loans do not bear interest and are repayable on a to be agreed future date.

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

SWISSINSO HOLDING INC.

Dated: November 19, 2013	By:	/s/ Rafic Hanbali
Name: Rafic Hanbali
Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 19, 2013	By:	/s/ Pierre Galster
Name: Pierre Galster
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)