Form 10-K
period 2013-12-31
SWISSINSO HOLDING INC.
filed 2014-06-06
CIK 1437395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 333-151909

SWISSINSO HOLDING INC.
(Exact Name of Registrant as Specified In its Charter)

Delaware	90-0620127
(State or Other Jurisdiction of incorporation or organization)	(I.R.S.Employer Identification Number)

PSE – Parc Scientifique de l’EPFL
Route J.D. Colladon
Building D – 3rd Floor
1015 Lausanne, Switzerland
(Address of principal executive offices)

Registrant’s telephone number, including area Code  (011) 41 21 693 8640

Securities registered Under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered Under Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	OTC Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates (67,202,771 shares) was approximately $2,688,111, based on the last sale price of $0.04 for such common equity on June 30, 2013, the end of the issuer’s most recently completed second fiscal quarter.

As of June 6, 2014, there were outstanding 143,625,892 shares of the issuer’s Common Stock, par value $0.0001 per share.

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

SWISSINSO HOLDING INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

SwissINSO’s goal is to become a world leader in the development of leading-edge technologies and products in the renewable energy sector that address the global energy shortage through products that are aesthetic and efficient with a specific focus on solar technology innovations in the areas of solar production of electricity (PV) and thermal energy for heating or cooling.

Since its inception, SwissINSO has devoted substantially all of its efforts to raising capital, research and development, market research, securing technology rights and validating and scaling-up of the Kromatix™ technology, the first SwissINSO product to exit the LESO-PB development pipeline.   SwissINSO has now secured the supply chain and just started taking orders, knowing that the first finished product certifications are expected in June 2014.

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

The development of interferential layers technology is now finished and launched, and is industrialized.  Furthermore, the Company has identified two new products to develop with LESO-PB and has signed an agreement with the EPFL for the first of them.

Technology and Products

The product which has already exited the development pipeline and is industrialized is a nanotechnology glass coating and other process (Kromatix™) that enables the production of glass in a multiple of spectacular colors for use in the production of solar panels and roof tiles (crystalline or thin film photovoltaic modules and solar thermal collectors).

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

Electricity and Heating; Air Cooling

The use of Kromatix™ in the production of solar panels and roof tiles will provide an aesthetic and cost effective solution to the air cooling or heating of a building and electricity generation.

Electricity and Heating

Photovoltaic solar panels convert solar energy from the sun into electricity or heat.  The sun’s rays excite the atoms in a silicon layer between two protector panels.  The electrons travel down wires into the home for electricity.  This energy can be sent to the grid decreasing the amount of electricity drawn from the grid, or directly used to provide energy.  Electricity from PV panels, or circulating hot water in thermal panels, can also be used to directly heat a house.  Electricity generated in the PV panels is used in certain cases to drive geo-thermal pumps, or traditional air conditioning units.

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

Intellectual Property

SwissINSO has entered into an exclusive technology transfer and license agreement with EPFL covering the development, industrialization and commercialization of the technology of high-transmission colored solar glass treatment to provide an aesthetic and efficient solution for electricity generation, and air cooling and heating of buildings.

The Company has signed a final agreement with EPFL on exclusivity and royalties and paid substantially all past development cost. A new agreement was also signed for developing a new break-through product.  One thousand units for demonstration, tests and certification will be produced prior to the end of September, 2014, and industrialization and commercialization is expected to start in early 2015.

Competition

The renewable energy industry following a boom period has faced some significant challenges over the past years, in particular from low cost Chinese solar panel producers who have dumped product into the US and European markets, forcing a number of key solar panel producers into bankruptcy.  Without exception, nearly all such solar panel producers compete with each other primarily on terms of price and efficiency as there is no competitive differentiator with regard to color, with all such panels being either black or blue.  Independently of this fierce competition, growth in solar installations has been one of the highest of all sectors.

Kromatix™ provides SwissINSO a unique opportunity to offer a competitive differentiator to the right joint venture partners.  This, together with the resumption of an even higher growth rate and the recovery of certain solar industries, explains the number of companies engaging SwissInso in commercial discussions.  The Company has made a first agreement in Switzerland and is pursuing additional discussions with several leading panel producers.

The ability to combine color and aesthetics into solar-panel production is a significant paradigm shift in an industry dominated by black and blue panels and is providing SwissINSO with a significant competitive advantage in a market flooded with companies that have little or no product differentiation.

Solar installations are growing at a considerable rate, and the renewable energy industry has started gaining noticeable grounds lately and offer and demand are expected to match at the end of 2015. The market sector which is growing faster than any is the BIPV (Building Integrated Photo-voltaics), and it is particularly to that sector that our products are adapted and bring unprecedented advantages.

Employees

SwissINSO currently has three (3) employees, one in administration and two in research and development.  The majority of other services, in particular sales, marketing and industrialization of the product, are provided by related ventures and independent contractors and consultants, the purpose being to keep the R&D unit in Switzerland running with minimum overheads.

Significant Subsidiaries

As of December 31, 2013, our sole subsidiary was SwissINSO.

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

We make available free of charge our annual, quarterly and current reports, proxy statements and other information upon request. To request such materials, please contact Pierre Galster, our Chief Financial Officer, at PSE - Parc Scientifique de l’EPFL, Route J.D. Colladon, Building D – 3rd Floor, 1015 Lausanne, Switzerland, or call (011) 41 21 693 8642.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of Common Stock are publicly traded on the OTC Market under the symbol “SWHN”.  During the fiscal years ended December 31, 2012 and 2013, the high and low bid prices for our Common Stock were:

Period	High Bid Price	Low Bid Price
Quarter Ended March 31, 2012	$0.09	$0.02
Quarter Ended June 30, 2012	$0.06	$0.03
Quarter Ended September 30, 2012	$0.06	$0.02
Quarter Ended December 31, 2012	$0.04	$0.03
Quarter Ended March 31, 2013	$0.06	$0.04
Quarter Ended June 30, 2013	$0.06	$0.04
Quarter Ended September 30, 2013	$0.07	$0.04
Quarter Ended December 31, 2013	$0.42	$0.04

Record Holders

As of June 6, 2014, there were 143,625,892 shares of Common Stock issued and outstanding, held by approximately 65 holders of record as indicated on the records of our transfer agent.

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

The following discussion and analysis of our financial condition and results of operations are based on the audited financial statements as of December 31, 2013 and 2012, all of which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations - Year ended December 31, 2013 compared to year ended December 31, 2012

We have finished the development stage for our first family of products, entered the industrialization phase and expect the first consistent revenues in the 4th quarter of 2014.

For the fiscal years ended December 31, 2013 or 2012, we were still in development phase and no revenue was generated.  During the fiscal year ended December 31, 2013, we incurred $1,476,763 of general and administrative expenses and $-0- of research and development expenses as we continued the development of the business of SwissINSO.  In addition, we incurred $249,121 in interest charges related to bridge loans received in September 2009, convertible notes sold in a private placement from December 2009 through December 2010 and short-term loans received during 2011, 2012 and 2013.   In comparison, during the fiscal year ended December 31, 2012, we incurred $2,289,061 of general and administrative expenses and $170,630 of research and development expenses as we continued the development of the business of SwissINSO and $134,713 of debt issuance expense.  In addition, we incurred $441,715 in interest charges related to bridge loans received in September 2009, convertible notes sold in a private placement from December 2009 through December 2010 and short-term loans received during 2011 and 2012. Our net loss before foreign currency translation adjustments during the fiscal year ended December 31, 2013 was $1,250,163, including a non-cash gain of $480,659, representing a reduction of stock warrants expense to remove the liability of the same amount at December 31, 2012 as a result of management's determination in 2014 that warrants granted in prior years should not have been accounted for as derivatives and that the liability at December 31, 2013 should be $-0-, as compared to a net loss before foreign currency translation adjustments during the fiscal year ended December 31, 2012 of $3,326,763, including a non-cash charge for stock warrants expense of $265,017.

Liquidity and Capital Resources

As of December 31, 2013, we had a working capital deficit of $3,611,384 as compared with a working capital deficit at December 31, 2012 of $4,166,652.  During the past twelve (12) months, we have incurred significant operating expenses, and we expect to continue to incur additional, but less significant, operating expenses for overheads, research and development, sampling and certification, sales channel development, general and administrative expenses and debt payments during the next nine (9) months.

In 2013, we received short-term loans aggregating $1,063,670 from our current Chief Executive Officer and one of our shareholders and borrowed $392,367 from Banque Cantonale de Fribourg with the personal guarantee of our Chief Executive Officer.  These loans were sufficient to enable the Company to meet the working capital needs of SwissINSO. We were also able to negotiate settlements or extended payment terms with our creditors, and a large part of these obligations have been settled in the first quarter of 2014.

We do not have any other available credit, bank financing or other external sources of liquidity except those provided by our Chief Executive Officer and will need to obtain additional capital in order to continue SwissINSO’s business operations.  In order to obtain such capital, we will need to sell additional securities or borrow additional funds from lenders.  There can be no assurance that we will obtain additional funding which is sufficient until substantial revenue from sales has started.  We will also need to commercialize our Kromatix business.  If we are not successful in raising sufficient capital, either from sales of securities, additional borrowings, revenues generated by the Kromatix business or from the entry into a joint venture with a partner for all or parts of the SwissINSO business, this would have a material adverse effect on our business, results of operations, liquidity and financial condition.

Going Concern Consideration

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  As discussed in the notes to the financial statements, we have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern.  Our ability to continue as a going concern and ultimately to attain profitable operations is dependent on (a) raising capital to meet our past due, current and future obligations to employees, suppliers, vendors, landlords, service providers and lenders and to fund SwissINSO’s business plan and (b) developing the Kromatix™ business. We incurred a net loss before foreign currency translation adjustments during the fiscal year ended December 31, 2013 of $1,250,163, including the non-cash gain of $480,659 discussed above, and have an accumulated deficit since inception of $15,986,306, primarily comprised of $12,680,330 in general and administrative expenses and research and development expenses incurred to create the Company, develop the business of SwissINSO and maintain the Company’s existence as a public company and $1,579,156 in interest charges incurred on the bridge loans, convertible debt and other short-term debt used to finance the Company and the business of SwissINSO.  These factors continue to raise substantial doubt about our ability to continue as a going concern.  As discussed above, management plans include attempting to obtain additional capital from sales of securities and private borrowings, from the commercialization of the Kromatix™ business and from entry into a joint venture with a partner for all or part of SwissINSO’s business.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Based on such evaluation, and as discussed in greater detail below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on the assessment using those criteria, our management concluded that the internal control over financial reporting was not effective at December 31, 2013 due to the following material weaknesses:

●	lack of a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures

●	lack of proper segregation of duties.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, years elected and principal offices and positions of our current directors and executive officers:

Name	Year First Elected As Officer or Director	Age	Office

Rafic Hanbali	2011	63	Chairman of the Board of Directors, President and Chief Executive Officer

Clive D. Harbutt	2009	57	Chief Financial Officer and Director

John Woodbridge	2013	75	Director

Stéphane Boudon	2013	49	Director

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

Stéphane Boudon is the founder and Chief Executive Officer of Akuo Investment Management SA, a Luxembourg-based provider of fund management, asset management and specialized investment advisory services.  Prior to creating AIM, Mr. Boudon was the President of CDC Innovation at France’s largest financial institution, Caisse des Depots et Consignations, where he played a major role in creating several independent private equity funds.  Prior thereto, Mr. Boudon served as the Chief Executive Officer of several technology companies before entering the investment world.  Mr. Boudon holds a Ph.D in Computational and Physical Sciences from the University of Strasbourg and attended the Ecole Normale Superieure in Paris and the Agrege de Sciences Physiques.  Mr. Boudon is fluent in French, English, German and Portugese.  His experience with technology companies and financial and investment services companies led to the conclusion that he should serve as a director of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in their ownership with the SEC, and forward copies of such filings to us.  We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2013, all reporting persons complied with all applicable Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Conduct and Ethics for Directors, Officers and Employees.  A copy of such code was filed as Exhibit 14 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 filed with the SEC on June 17, 2011.

Committees

At this time, we do not have a separate audit committee, nominating committee or compensation committee, as the functions of such committees are performed by the entire Board of Directors.  The Board of Directors has determined that Clive D. Harbutt, our former Chief Financial Officer, would qualify as an “audit committee financial expert” as defined by the applicable SEC rules.  However, Mr. Harbutt would not be deemed to be independent as independence for audit committee members is defined in Section 10A-3(B) of the Exchange Act.  We have not yet established procedures by which our shareholders may recommend nominees to our Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation awarded to, paid to or earned by our President and Chief Executive Officer, our Chief Financial Officer, our former Chief Financial Officer and our former Vice President Sales & Marketing of SwissINSO for the fiscal years ended December 31, 2013 and 2012.

Name and Principal Position	Year	Salary(1)	All Other Compensation(1)		Total(1)
Rafic Hanbali, President and Chief Executive Officer	2013	-0-	$312,317	(2)	$312,317
	2012	-0-	182,492	(3)	182,492

Pierre Galster, Chief Financial Officer from October, 2013	2013	$33,037	-0-		$33,037

Clive D. Harbutt, Chief Financial Officer until October, 2013	2013	-0-	$80,206	(4)	$80,206
	2012	$-0-	$111,112	(5)	$28,198

Paul de Belay, Vice President Sales & Marketing of SwissINSO until March 31, 2013	2013	$73,378	$-0-		$73,378
	2012	$119,860	$59,390	(6)	$179,250

(1)  Salary and all other compensation were paid in Swiss francs and have been converted at a rate of 1 Swiss franc = 0.9267 US dollars for 2013 and 1 Swiss franc = 0.926 US dollars for 2012.

(2)  Represents consulting fees paid to InsOglass Holding SA (“InsOglass”), a business organization controlled by Mr. Hanbali, by the issuance of shares of the Company’s Common Stock for services rendered by Mr. Hanbali as the Company’s Chief Executive Officer in 2013.

(3)  Represents consulting fees paid to InsOglass by the issuance of shares of the Company's Common Stock for services rendered by Mr. Hanbali as the Company’s Chief Executive Officer in 2012.

(4)  Represents consulting fees paid to SICG S.A. (“SICG”), a business organization of which Mr. Harbutt is the principal, of $20,206 paid in cash and $60,000 paid by the issuance of 1,714,286 shares on January 31, 2013.

(5)  Represents consulting fees paid to SICG.

(6)  Represents consulting fees paid to Mr. de Belay.

Employment and Consulting Agreements

None

Compensation of Directors

During the fiscal year ended December 31, 2013, no director received any directors’ fees or other compensation for services as a director for such fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of June 6, 2014, the number of shares of Common Stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group.  Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC.  Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security.  The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty (60) days.  Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 143,625,892 shares of our Common Stock issued and outstanding as of June 6, 2014, except for the percentages for each of Messrs. Hanbali and Harbutt and for all directors and executive officers as a group, which are calculated on a number of shares of our Common Stock including as issued and outstanding the shares issuable to each upon exercise of stock options held by them.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Rafic Hanbali	57,581,742	(1)	39.54%
Rua Sampaio Viana 253
cjto 74
Sao Paolo 04004-000
Brazil

Salim Shaikh Ismail	13,858,633		9.65%
Makeen Tower
12th Floor
Office No. 1201
P.O. Box 47858
Abu Dhabi
United Arab Emirates

Clive D. Harbutt	7,882,746	(2)	5.41%
16 rue de la Pelisserie
1204 Geneva
Switzerland

Michel Gruering	7,197,145		5.01%
Avenue de la Riviera 4
CH-1820 Territet
Switzerland

John Woodbridge	1,000,000		0.70%
33 Kenwood Drive
Walton on Thames
Surrey KT12 5AX
United Kingdom

Stéphane Boudon	-0-		-%
9A. Rue Aldringern
Luxembourg City L-1118
Luxembourg

Pierre Galster	-0-		-%
Route J.D. Colladon Building D - 3rd Floor 1015 Lausanne Switzerland

All directors and executive officers
as a group (5 persons)	66,464,488	(3)	45.02%

(1)  Includes 55,581,742 shares owned by InsOglass, of which Mr. Hanbali is the ultimate beneficial owner, and 2,000,000 shares issuable to Mr. Hanbali upon exercise of stock options held by him.

(2)  Includes 5,882,746 shares owned by SICG, of which Mr. Harbutt is the principal shareholder, officer and director, and 2,000,000 shares issuable to Mr. Harbutt upon exercise of stock options held by him.

(3)  Includes 55,581,742 shares owned by InsOglass, 2,000,000 shares issuable to Mr. Hanbali upon exercise of stock options held by him, 1,000,000 shares owned by Mr. Woodbridge, 5,882,746 shares owned by SICG and 2,000,000 shares issuable to Mr. Harbutt upon exercise of stock options held by him.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Company is indebted to InsOglass for $228,001 of loans made by such entity to the Company during 2013 to meet the working capital needs of the Company and its subsidiary.

On June 1, 2012, the Company entered into a Loan Agreement, as amended on January 31, 2013, with InsOglass, pursuant to which such entity agreed to make loans of up to $1,500,000 to the Company, including the loans made through December 31, 2013.  Such loans are interest-free and are secured by certain assets of the Company’s subsidiary and are convertible, at the option of InsOglass, into shares of common stock of the Company at a conversion rate of $0.035 per share.

On January 31, 2013, the Company issued 31,081,743 shares of common stock to InsOglass upon the conversion by InsOglass of $1,087,861 of loans made to the Company and its subsidiary.

On January 31, 2013, the Company issued 1,714,286 shares of common stock valued at $60,000 to SICG in consideration of services rendered by the principal of SICG to the Company and its subsidiary.

The Company was indebted to Salim Shaikh Ismail, the holder of 13,858,633 shares of our Common Stock, or 9.66%, for $566,000 of loans made by him to the Company during 2012 and 2013 to meet the working capital needs of the Company and its subsidiary.  Such loans were converted in December 2013 into 3,773,333 shares of our Common Stock included in the shares currently held by such individual. As of December 31, 2013, the Company was indebted to Mr. Ismail for $491,696. This balance is unsecured, is due on demand and does not bear interest.

The former Chief Executive Officer of the Company and one of its directors have forgiven salary and consulting fees payable of $433,781 and $48,451, respectively. Such amounts have been accounted for as contributions of capital.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, are not at this time required to have our Board of Directors comprised of a majority of “independent directors”.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate audit fees billed for each of the last two fiscal years for professional services rendered by our principal accountants were $24,776 for the fiscal year ended December 31, 2013, of which $13,000 was paid to MaloneBailey, LLP and the balance was paid to EFP Rotenberg, LLP, and $26,500 for the fiscal year ended December 31, 2012, all of which was paid to EFP Rotenberg, LLP. The audit fees for the fiscal year ended December 31, 2012 included reviews of our interim financial statements and Quarterly Reports on Form 10-Q filed with the SEC for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013.  The audit fees for the fiscal year ended December 31, 2012 included reviews of our interim financial statements and Quarterly Reports on Form 10-Q filed with the SEC for the periods ended March 31, 2012, June 30, 2012 and September 30, 2012.

Audit-Related Fees

None

Tax Fees

The aggregate tax fees billed for each of the last two fiscal years for professional services rendered by our former principal accountant EFP Rotenberg, LLP were $3,200 for the fiscal year ended December 31, 2013 and $4,100 for the fiscal year ended December 31, 2012.  The tax fees for the fiscal year ended December 31, 2013 included preparation of our Federal and state income tax returns for the fiscal year ended December 31, 2013.  The tax fees for the fiscal year ended December 31, 2012 included preparation of our Federal and state income tax returns for the fiscal year ended December 31, 2012.

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

Signature	Title	Date

/s/ Rafic Hanbali	Chief Executive Officer and Director (Principal Executive Officer)	June 6, 2014
Rafic Hanbali

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rafic Hanbali	Chief Executive Officer and Director (Principal Executive Officer)	June 6, 2014
Rafic Hanbali

/s/ Pierre Galster	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 6, 2014
Pierre Galster

/s/ John Woodbridge	Director	June 6, 2014
John Woodbridge

/s/ Stephane Boudon	Director	June 6, 2014
Stephane Boudon

/s/ Clive D. Harbutt	Director	June 6, 2014
Clive D. Harbutt

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012	F-4

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013 and 2012 and for the period since inception, June 1, 2006 to December 31, 2013	F-5

Consolidated Statements of Cash Flow for the years ended December 31, 2013 and 2012 and for the period since inception, June 1, 2006 to December 31, 2013	F-6

Consolidated Statement of Changes in Stockholders’ Deficit for the period since inception, June 1, 2006 to December 31, 2013	F-7

Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
SwissINSO Holding, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of SwissINSO Holding, Inc. and subsidiary (collectively, the “Company”) as of December 31, 2013 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended and for the period from June 1, 2006 (inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the cumulative totals of the Company for the period from June 1, 2006 (inception) to December 31, 2012, which totals reflect a deficit of $14,736,143 accumulated during the development stage. Those cumulative totals were audited by other independent auditors, whose report, dated April 16, 2013, expressed an unqualified opinion on the cumulative amounts but included an emphasis of a matter. Our opinion, insofar as it relates to amounts included for that period is based on the report of the other independent auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SwissINSO Holding, Inc. and subsidiary as of December 31, 2013 and the results of their operations and their cash flows for the year then ended and the period from June 1, 2006 (inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered net losses and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

June 5, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SwissInso Holding Inc.

We have audited the accompanying consolidated balance sheet of SwissInso Holding Inc. as of December 31, 2012, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2012 and for the period since inception (June 1, 2006) through December 31, 2012. SwissInso Holding Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SwissInso Holding Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012 and for the period since inception (June 1, 2006) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
April 16, 2013

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and December 31, 2012

	2013	2012
	December 31	December 31
ASSETS

CURRENT ASSETS
Cash	$6,173	$128,271
Prepaid assets	16,819	47,090
Other receivables	-	76,069

Total current assets	22,992	251,430

NON-CURRENT ASSETS
Property and equipment, net	-	24,308

Total non-current assets	-	24,308

TOTAL ASSETS	$22,992	$275,738

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank Loan	392,367	-
Accounts payable	1,098,832	1,408,276
Accrued expenses	172,991	325,335
Accrued payroll and benefits	548,656	1,006,050
Deferred income	168,501	-
Loans from related parties	719,697	650,000
Loans from third parties	533,332	1,028,421
Total current liabilities	3,634,376	4,418,082

NON-CURRENT LIABILITIES
Accrued interest on notes payable	-	511,406
Convertible notes payable	-	2,000,000
Stock warrants liability	-	480,659
Total non-current liabilities	-	2,992,065

TOTAL LIABILITIES	3,634,376	7,410,147

STOCKHOLDERS' DEFICIT
Stockholders' deficit :
10,000,000 preferred shares, $0.0001 par value	-	-
Issued and outstanding shares : 0
Authorized :
200,000,000 common shares, $0.0001 par value
Issued and outstanding shares : 143,525,892 and 101,469,293	14,354	10,147

Additional paid in capital	12,431,924	7,557,147
Deficit accumulated during development stage	(15,986,306)	(14,736,143)
Accumulated other comprehensive income	(71,356)	34,440
Total stockholders' deficit	(3,611,384)	(7,134,409)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,992	$275,738

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
AND FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO DECEMBER 31, 2013

	Year Ended		Inception
	December 31,		6/1/2006
	2013	2012	to 12/31/2013

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	1,476,763	2,289,061	11,391,748
Debt issuance expense	-	134,713	1,695,362
Research and development	-	170,630	1,288,582
Loss on impairment P&E	13,931	-	13,931
	1,490,694	2,594,404	14,389,623
OTHER INCOME
Interest income	6	4	284
Stock warrants gain (expense)	480,659	(265,017)	-
Foreign currency gain	8,987	517	9,504
Gain on vehicle	-	-	6,816
	489,652	(264,496)	16,604

OTHER EXPENSES
Interest on debt	249,121	441,715	1,579,156
Loss on disposal	-	26,089	26,089
Taxes	-	59	(268)
Commission on debt	-	-	8,310
	249,121	467,863	1,613,287

NET INCOME (LOSS)	$(1,250,163)	$(3,326,763)	$(15,986,306)

Foreign currency adjustment	(105,796)	(74,347)	(71,356)

COMPREHENSIVE INCOME (LOSS)	(1,355,959)	(3,401,110)	(16,057,662)

Basic and diluted net income (loss) per share	$(0.01)	$(0.04)	$-

Weighted average shares outstanding - Basic and diluted	128,186,988	87,613,782	-

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEAR ENDED DECEMBER 31, 2013 AND 2012
AND FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO DECEMBER 31, 2013

			From
	Year Ended		Inception
	December 31		6/1/2006
	2013	2012	to 12/31/2013

NET INCOME (LOSS)	$(1,250,163)	$(3,326,763)	$(15,986,306)

OPERATING ACTIVITIES
Depreciation	-	54,959	137,095
Amortization of deferred debt issuance cost	-	134,713	1,213,062
Interest contributed by shareholder	-	-	2,809
Gain on sale of asset	-	-	(6,816)
Impairment of fixed assets	13,931	-	13,931
Interest accrued on converted notes	-	-	16,071
Loss on inventory write down	-	544,436	544,436
Loss on disposal	-	26,089	26,089
Shares issued for services	68,020	262,180	330,200
Stock option expense	-	220,000	220,000
Capital contributions of interest expense	-	50,801	50,801
Change in stock warrants liability	(480,659)	265,017	-

Changes in Operating Assets and Liabilities:
(Increase) / decrease in prepaids and other receivables	106,340	(69,342)	(16,820)
(Increase) inventory "Krystall"	-	-	(544,436)
Increase (decrease) in accounts payable and accrueds	216,095	511,115	4,034,859
Net cash used in operating activities	(1,326,436)	(1,326,795)	(9,965,025)

INVESTING ACTIVITIES
Property and equipment acquisition	-	-	(219,928)
Cash received in acquisition of shell	-	-	670,357
Proceeds from sale of asset	10,377	-	44,457
Net cash provided by (used in) investing activities	10,377	-	494,886

FINANCING ACTIVITIES
Proceeds from convertible notes	-	-	6,035,000
Proceeds from issuance of shares	-	-	85,698
Proceeds from bank loan	392,367	-	392,367
Repayment of borrowings	(11,682)	-	(533,182)
Repayments to shareholders	(150,000)	-	(150,000)
Loan	5,402	900,000	1,405,402
Debt due to shareholders	1,063,670	616,821	2,312,383
Net cash provided by financing activities	1,299,757	1,516,821	9,547,668

Effect of exchange rate on cash	(105,796)	(69,918)	(71,356)

INCREASE (DECREASE) IN CASH	(122,098)	120,108	6,173

CASH AT BEGINNING OF PERIOD	128,271	8,163	-

CASH AT END OF PERIOD	$6,173	$128,271	$6,173

NON CASH INVESTING AND FINANCING:

Shares issued for conversion of notes and accured interest	4,297,480	4,455,232	10,174,075
Contributed capital by shareholders' forgiveness of accrued expenses and debt	513,484	-	513,484

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD SINCE INCEPTION, JUNE 1, 2006 TO DECEMBER 31, 2013

						Deficit
						Accumulated
			Additional		Other	During the	Total
	Common Stock		Paid-In	Subscription	comprehensive	Development	Stockholders'
	Shares	Amount	Capital	receivable	Income	Stage	Deficit

Balance - June 1, 2006		$-	$-	$-	$-	$-	$-

Common Stock issued in recapitalization of SwissINSO SA into SwissINSO Holding Inc. (par value $0.0001) (1)	50,000,000	5,000	75,644	(40,322)	-		40,322

Net loss from inception to December 31, 2006						(50,833)	(50,833)

Interest contributed by shareholder			26				26

Foreign currency exchange adjustment					(171)		(171)

Balance at December 31, 2006	50,000,000	5,000	75,670	(40,322)	(171)	(50,833)	(10,656)

Net loss for the year ended December 31, 2007						(28,003)	(28,003)

Interest contributed by shareholder			234				234

Foreign currency exchange adjustment					(2,569)		(2,569)

Balance at December 31, 2007	50,000,000	5,000	75,904	(40,322)	(2,740)	(78,836)	(40,994)

Net loss for the year ended December 31, 2008						(118,788)	(118,788)

Interest contributed by shareholder			1,033				1,033

Foreign currency exchange adjustment					(4,929)		(4,929)

Balance at December 31, 2008	50,000,000	5,000	76,937	(40,322)	(7,669)	(197,624)	(163,678)

Common Stock issued to acquire the shell company at $0.001 per share (par value $0.0001) (1)	25,100,000	2,510	(141,307)				(138,797)

Subscription on share capital of Swissinso SA				40,322			40,322

Common Stock issued pursuant to conversion of shareholder loan to Swissinso SA	1,097,145	110	220,182				220,292

Net loss for the year ended December 31, 2009						(4,532,266)	(4,532,266)

Interest contributed by shareholder			1,516				1,516

Foreign currency exchange adjustment					(25,190)		(25,190)

Balance at December 31, 2009	76,197,145	$7,620	$157,328	$-	$(32,859)	$(4,729,890)	$(4,597,801)

Deferred debt issuance			1,213,062				1,213,062

Shares issued on conversion of notes	2,402,142	240	1,200,831				1,201,071

Net loss for the period ended December 31, 2010						(5,980,379)	(5,980,379)

Foreign currency exchange adjustment					4,352		4,352

Balance at December 31, 2010	78,599,287	$7,860	$2,571,221	$-	$(28,507)	$(10,710,269)	$(8,159,695)

Net loss for the period ended December 31, 2011						(699,111)	(699,111)

Foreign currency exchange adjustment					137,294		137,294

Balance at December 31, 2011	78,599,287	$7,860	$2,571,221	$-	$108,787	$(11,409,380)	$(8,721,512)

Net loss for the period ended December 31, 2012						(3,326,763)	(3,326,763)

New Stock option expenses			220,000				220,000

Shares issued for Services Rendered	8,299,832	830	261,350				262,180

Shares issued on conversion of notes + accrued interest	14,570,174	1,457	4,453,775				4,455,232

Capital contribution of interest			50,801				50,801

Foreign currency exchange adjustment					(74,347)		(74,347)

Balance at December 31, 2012	101,469,293	$10,147	$7,557,147	$-	$34,440	$(14,736,143)	$(7,134,409)
Net loss for the period ended December 31, 2013						(1,250,163)	(1,250,163)

Shares issued for Services Rendered	1,914,286	191	67,829				68,020

Shares issued on conversion of notes + accrued interest	40,142,313	4,016	4,293,464				4,297,480
Contributed capital by shareholders' forgiveness of accrued expenses and debt			513,484				513,484

Foreign currency exchange adjustment					(105,796)		(105,796)

Balance at December 31, 2013	143,525,892	$14,354	$12,431,924	$-	$(71,356)	$(15,986,306)	$(3,611,384)

(1)
The Stockholders equity of Swissinso SA has been recapitalized to give effect to the shares received by the existing holders of Swissinso SA from the share exchange agreement with Pashminadepot.com Inc.

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

NOTE 2 - Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund its business plan and ultimately to attain profitable operations through the generation of revenues from the sale of products and technologies. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company has funded its initial operations by way of entering into a private placement offering. From inception through December 31, 2013, subscriptions of $6,035,000 had been received under the terms of the private placement documents.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - Significant Accounting Policies

Accounting Basis

These consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the historical financial information of SwissINSO SA from inception to December 31, 2013. Intercompany transactions and balances have been eliminated.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company’s international subsidiary have been translated into United States dollars by translating balance sheet accounts at year end and period end exchange rates except for non-current assets which are translated at historical exchange rates, and statement of operations accounts at average exchange rates for the periods. Foreign currency transaction gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated Other Comprehensive Income. The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Income, was $(105,796) and $(74,347) for the years ended December 31, 2013 and 2012, respectively.

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

Excess tax benefits of awards that are recognized in equity related to stock option exercises are reflected as operating cash inflows. Stock-based compensation cost that has been included in income from continuing operations amounted to $-0- and $220,000 for the periods ended December 31, 2013 and December 31, 2012, respectively.

Research and Development

Costs incurred in acquiring technological expertise and corresponding research and development are charged to operating expenses when incurred.

Other Expenses

Other expenses are comprised of fees for negotiating Company financing.

Net Loss Per Share

Basic net loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. The Company has issued convertible notes with warrants which are potentially dilutive common shares. For the periods presented, this calculation proved to be anti-dilutive. As a result, the basic net loss per share is the same as diluted net loss per share for the years ended December 31, 2013 and 2012.

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

Debt Issuance Costs

Debt issuance costs (i.e. placement agent costs) are capitalized when the expense is incurred and are amortized over the term of the loan using the effective interest method. Debt issuance costs were fully amortized during 2012.

Reclassification

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform to the presentation of the current-year financial statements.

NOTE 4 - Property and Equipment

Property and equipment at December 31, 2013 and 2012 at cost, consisted of the following:

	2013	2012
Furniture	$84,618	$84,618
Computer equipment	102,818	102,818
	187,436	187,436
Less accumulated depreciation	(187,436)	(163,128)
	$-0-	$24,308

Depreciation expense on property and equipment for the years ended December 31, 2013 and 2012 was $-0- and $54,959. The Company sold $10,377 of fixed assets and recorded a loss on impairment of $13,931 in 2013.

NOTE 5 - Notes Payable

The Company issued promissory notes or loan acknowledgements to independent third parties as follows: (a) $250,000 bearing interest at 9% per annum repayable once the Company raised $6,000,000 through the sale of securities; (b) $500,000 without interest repayable on or before May 11, 2011; and (c) $1,066,000 without interest repayable on a to be agreed date. The loan acknowledgement referred to in (b) above and $500,000 of the loan acknowledgements referred to in (c) above were converted into 7,659,710 shares of common stock during 2012. The remaining $566,000 of loan acknowledgements referred to in (c) above were converted into 3,773,333 shares of common stock during 2013 (see note 10). The note referred to in (a) above remains outstanding.

During 2012 and 2013, the Company’s subsidiary borrowed monies from current and former executive officers and directors and shareholders of the Company to meet the working capital needs of the Company’s subsidiary. As of December 31, 2013 and 2012, the balance due to related parties was $719,697 and $650,000, respectively. Loans aggregating $295,633 bear interest at 9% per annum, and the other loans are non-interest bearing. These amounts remain outstanding. Imputed interest of $31,252 has been contributed as capital during the year ended December 31, 2013.

NOTE 6 - Convertible Notes with Warrants

The Company received subscriptions of $6,035,000 from the sale of 9% Secured Convertible Notes with Warrants issued in a private placement. The notes were secured by all of the assets of SwissINSO and were convertible into shares of common stock at a conversion price of $0.50 per share. Conversion could be exercised by the holder at any time prior to the maturity date which was 24 months from the date of issue. The Warrants are exercisable for an equivalent number of shares at an exercise price of $1.00 per share within five years of issuance date. The Company will issue common stock from authorized shares to Warrant holders upon the exercise of the Warrants. As of December 31, 2013, no Warrants have been exercised.

Notes totaling $2,000,000 plus accrued interest of $643,619 were converted into 5,287,237 shares of common stock during the year ended December 31, 2013. Notes totaling $2,850,000 plus accrued interest were converted into 6,910,464 shares of common stock during the year ended December 31, 2012. As of December 31, 2013, no convertible notes from the private placement are outstanding.

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

As of the issuance date of the Notes, the Company concluded that the warrants were derivatives under ASC 815. As of December 31, 2013, the Company concluded that the warrants were no longer derivatives and reduced the liability from $480,659 at December 31, 2012 to $-0- at December 31, 2013, resulting in a gain of $480,659 for the year ended December 31, 2013.

As of December 31, 2013, these warrants all have an exercise price of $1.00, are all exercisable, have a weighted average exercise price of $1.00 and weighted average remaining life of 1.15 years and no intrinsic value.

NOTE 7 - Debt Issuance Costs

Debt issuance costs (i.e. placement agent costs) are capitalized and are amortized over the term of the debt using the effective interest method. In connection with the issuance of convertible debt on February 24, 2010, the Company paid its placement agent fees through the issuance of 1,117,000 stock warrants and cash of $403,500.

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

As of December 31, 2013, these warrants all have an exercise price of $1.00, are all exercisable, have a weighted average exercise price of $1.00 and weighted average remaining life of 1.15 years and no intrinsic value.

Debt issuance costs as of December 31, 2013 and 2012 were as follows:

	2013	2012
Debt Issuance Cost	$-	$134,713
Accumulated amortization	-	(134,713)
Debt Issuance, end of period	-	-

Debt issuance expense for the years ended December 31, 2013 and 2012 was $-0- and $134,713 respectively. These debt issuance costs have now been fully amortized.

NOTE 8 - Capital Stock

During 2012, the Company issued 8,299,832 shares of its common stock in consideration of services rendered to the Company and 14,570,174 shares of its common stock in consideration of the conversion of debt and accrued interest. During 2013, the Company issued 1,914,286 shares of its common stock in consideration of services rendered to the Company, of which 1,714,286 were issued to the former CFO (see note 10). The fair value of the shares issued for services during 2013 is $68,020 and has been accounted for as stock compensation expense. In addition, during 2013 the Company issued 40,142,313 shares of its common stock in consideration of the conversion of debt and accured interest (see note 6 and note 10).

NOTE 9 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2013 and December 31, 2012 are as follows:

	2013
	SWISSINSO SA	HOLDING	CONSOLIDATED
Accumulated net operating loss	$(6,187,411)	(8,910,442)	(15,097,853)
Effective income tax rate	7.8%	34%	41.8%
	(482,618)	(3,029,550)	(6,310,903)
Less valuation allowance	482,618	3,029,550	6,310,903
Net deferred tax asset	$-0-	$-0-	$-0-

	2012
	SWISSINSO SA	HOLDING	CONSOLIDATED
Accumulated net operating loss	$5,054,144	(8,380,907)	(3,326,763)
Effective income tax rate	7.8%	34%	74%
	(394,223)	(2,849,508)	(2,467,460)
Less valuation allowance	394,223	2,849,508	2,467,460
Net deferred tax asset	$-0-	$-0-	$-0-

Through December 31, 2013, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses. At December 31, 2013, the Company had $15,986,306 of net accumulated operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2027. Internal Revenue Code Section 382 restricts the ability to use these carryforwards whenever an ownership change occurs. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended December 31, 2013 and 2012 are as follows:

Federal statutory income tax rate	34.0%
State tax net of federal benefit	0.0%
Benefit from lower foreign income tax rate	7.8%
41.8%
Increase in valuation allowance	(41.8)%
Effective tax rate	0.0%

NOTE 10 - Related Party Transactions

The Company is indebted to InsOglass Holding SA, a business organization controlled by the Company’s Chief Executive Officer (“InsOglass”) for $228,001 of loans made by such entity to the Company during 2012 and 2013 to meet the working capital needs of the Company and its subsidiary. The balance outstanding is unsecured, due on demand and non-interest bearing.

On June 1, 2012, the Company entered into a Loan Agreement, as amended on January 31, 2013, with InsOglass, pursuant to which such entity agreed to make loans of up to $1,500,000 to the Company, including the loans made through December 31, 2013. Such loans are interest-free and are secured by certain assets of the Company’s subsidiary and are convertible, at the option of InsOglass, into shares of common stock of the Company at a conversion rate of $0.035 per share.

On January 31, 2013, the Company issued 31,081,742 shares of common stock to InsOglass upon the conversion by InsOglass of $1,087,861 of loans made to the Company and its subsidiary.

On January 31, 2013, the Company issued 1,714,286 shares of common stock valued at $60,000 to SICG S.A., a business organization of which the Company’s former Chief Financial Officer is the principal, in consideration of services rendered by SICG S.A. to the Company and its subsidiary.

The Company was indebted to Salim Shaikh Ismail, the holder of 13,858,633 shares of our Common Stock, or 9.66%, for $566,000 of loans made by him to the Company during 2012 and 2013 to meet the working capital needs of the Company and its subsidiary. Such loans were converted in December 2013 into 3,773,333 shares of our Common Stock included in the shares currently held by such individual. As of December 31, 2013, the Company was indebted to Mr. Ismail for $491,696. This balance is unsecured, is due on demand and does not bear interest.

The former Chief Executive Officer of the Company and one of its directors have forgiven salary and consulting fees payable of $433,781 and $48,451, respectively. Such amounts have been accounted for as contributions of capital.

NOTE 11 – Lease

SwissINSO rents office space pursuant to a monthly property rental agreement with Fondation Scientifique EPFL Lausanne, Switzerland that can be renewed monthly. Additionally, a showroom was temporarily rented from the same Fondation in 2013. The rental cost for the period ended December 31, 2013 totaled $63,812, as compared to $28,956 for 2012.

NOTE 12 - Concentrations of Risks

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). Up to December 31, 2013 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

SwissINSO maintains its cash with sound international banking institutions.

NOTE 13 - Commitments and Deferred Income

Under an agreement for the acquisition of industrial technology, the Company through its subsidiary was committed at December 31, 2013 and December 31, 2012 as follows:

	December 31
	2013	2012
- Payments for acquisition of technology over a 4 year period	$81,780	$150,034

During the years ended December 31, 2013 and 2012, the Company’s subsidiary made payments aggregating CHF 100,000 ($111,000) and CHF 160,000 ($170,630), respectively, as required under the agreement.

The Company entered into a joint venture agreement with Axama Consult AG on January 23, 2013 whereby the Company received $163,501 from Axama Consult AG as a participation fee. The Company is in dispute with Axama Consult AG and cancelled the joint venture agreement and recorded the proceeds from the participation fee as deferred income.

NOTE 14 – Equity Compensation Plans

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

At December 31, 2013, there were 4,200,000 additional shares available for the Company to grant under the Plan. The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The weighted average assumptions for the grants issued during 2013 and 2012 are provided in the following table.

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

Valuation Assumptions	December 31, 2013	December 31, 2012
Expected Dividend Yield	0.00%	0.00%
Expected Volatility	369.51%	369.51%
Expected Term (Years)	10	10
Risk-free Interest Rate	1.47%	1.47%

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted average exercise price	Weighted average remaining contractual term	Average intrinsic value
Balance at December 31, 2011	-	$-	-	$-
Granted	5,800,000	$0.10	10	$-
Forfeited	-	-	-	-
Exercised	300,000	$0.10	-	$-
Expired	-	-	-	-
Balance at December 31, 2012	5,500,000	$0.10	10	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance at December 31, 2013	5,500,000	$0.10	10	$-
Exercisable at December 31, 2013	5,500,000	$0.10	10	$-

The weighted average fair value of the options granted at December 31, 2013 and December 31, 2012 was $0.01 and $0.04, respectively. During 2013 and 2012, none and 300,000 options were exercised, respectively.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

NOTE 15 – Subsequent Events

During the first quarter of 2014, the Company’s subsidiary borrowed approximately $285,000 from InsOglass to meet the working capital needs of the Company and its subsidiary. The loans do not bear interest and are repayable on a to be agreed future date.

During the first quarter of 2014, the Company’s subsidiary made payments aggregating CHF 22,800 ($25,000) to EPFL against the past due balance under the agreement between SwissINSO and EPFL for the acquisition of technology.