Form 10-Q
period 2014-03-31
SWISSINSO HOLDING INC.
filed 2014-08-13
CIK 1437395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2014, there were outstanding 143,625,892 shares of Common Stock, par value $0.0001 per share.

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements.

SWISSINSO HOLDING INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS

CURRENT ASSETS
Cash	$1,070	$6,173
Prepaid assets	3,300	16,819

Total current assets	4,370	22,992

TOTAL ASSETS	$4,370	$22,992

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank Loan	358,125	392,367
Accounts payable	1,049,572	1,098,832
Accrued expenses	179,508	172,991
Accrued payroll and benefits	462,802	548,656
Deferred income	169,616	168,501
Convertible loans from related parties	1,170,099	719,697
Loans from third parties	533,332	533,332
Total current liabilities	3,923,054	3,634,376

TOTAL LIABILITIES	$3,923,054	$3,634,376

STOCKHOLDERS' DEFICIT
Stockholders' deficit :
10,000,000 preferred shares, $0.0001 par value	-	-
Issued and outstanding shares : 0
Authorized :
200,000,000 common shares, $0.0001 par value
Issued and outstanding shares : 143,525,892 and 143,525,892	14,354	14,354

Additional paid in capital	12,431,924	12,431,924
Accumulated deficit	(16,288,374)	(15,986,306)
Accumulated other comprehensive income	(76,588)	(71,356)
Total stockholders' deficit	(3,918,684)	(3,611,384)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,370	$22,992

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SWISSINSO HOLDING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013

OPERATING EXPENSES
General and administrative	$324,292	$407,971
Total operating expense	324,292	407,971

OTHER INCOME (EXPENSE)
Interest income	1	1
Abandonment of debts	27,526	-
Gain (loss) on derivative	-	440,530
Participation fee	-	146,942
Foreign currency gain	(73)	-
Interest expense	(5,230)	(92,372)
Exchange loss	-	(401)
Total other income (expense)	22,224	494,700

NET INCOME (LOSS)	$(302,068)	$86,729

Foreign currency adjustment	(5,232)	77,158

COMPREHENSIVE INCOME (LOSS)	(307,300)	163,887

Basic and diluted net income (loss) per share	$(0.00)	$0.00

Weighted average shares outstanding – Basic and diluted	143,525,892	122,857,121

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SWISSINSO HOLDING INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Three Months Ended
	March 31
	2014	2013

NET INCOME (LOSS)	(302,068)	86,729

OPERATING ACTIVITIES
Gain on forgiveness of accrued expense	(27,526)
Depreciation	-	5,866
Shares issued for services	-	60,000
Capital contributions of interest expense	-	47,988
Gain on derivative	-	(440,530)

Changes in Operating Assets and Liabilities:
(Increase) / decrease in prepaids and other receivables	13,519	10,641
Increase (decrease) in accounts payable and accrued expense	(99,956)	(174,279)
Net cash used in operating activities	(416,031)	(403,585)

FINANCING ACTIVITIES
Proceeds from third party loans	-	166,000
Payment on line of credit	(34,242)	-
Proceeds from related party loans	450,402	347,989
Net cash provided by financing activities	416,160	513,989

Effect of exchange rate on cash	(5,232)	77,158

INCREASE (DECREASE) IN CASH	129	187,562

CASH AT BEGINNING OF PERIOD	6,173	128,271

CASH AT END OF PERIOD	$1,070	$315,833

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SWISSINSO HOLDING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2014

NOTE 1 - Basis of presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

The company has limited operations and is considered to be in the development stage. In the quarter ended March 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage

NOTE 2 - Going Concern

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

NOTE 3 – Related Party Transactions

The Company borrowed $450,402 during the quarter ended March 31, 2014 from InsOglass Holding SA, a business organization controlled by the Company’s Chief Executive Officer (“InsOglass”). The Company is indebted to InsOglass for $678,403 of loans made by such entity to the Company through March 31, 2014 to meet the working capital needs of the Company and its subsidiary. The balance outstanding is unsecured, due on demand and non-interest bearing. Such loans are secured by certain assets of the Company’s subsidiary and are convertible, at the option of InsOglass, into shares of common stock of the Company at a conversion rate of $0.035 per share.

The Company is indebted to Salim Shaikh Ismail, the holder of 13,858,633 shares of our Common Stock, or 9.66%, for $491,696 of loans made by him to the Company to meet the working capital needs of the Company and its subsidiary. Such loans are unsecured, are due on demand and do not bear interest.

NOTE 4 - Commitments

Under an agreement for the acquisition of industrial technology, the Company through its subsidiary was committed at March 31, 2014 as follows:

- Payments for acquisition of technology over a 4 year period	$56,780

NOTE 5 – Bank Loan

During the first quarter of 2014, the Company repaid $34,242 of the $392,367 it had borrowed from Banque Cantonale de Fribourg with the personal guarantee of the Company’s Chief Executive Officer. The total outstanding amount due on this facility as of March 31, 2014 was $358,125.

NOTE 6 – Forgiveness of Accrued Expenses

During the first quarter of 2014, the Company’s subsidiary settled obligations with certain of its creditors resulting in the forgiveness of $27,526 of accrued expenses.

NOTE 7 - Subsequent Events

During the second quarter of 2014, the Company’s subsidiary borrowed approximately $326,077 from InsOglass to meet the working capital needs of the Company and its subsidiary. The loans do not bear interest and are repayable on a to be agreed future date.

During the second quarter of 2014, the Company issued 100,000 shares of its Common Stock to an investor in consideration of $48,000 paid by such investor.

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

The following discussion and analysis of our financial condition and results of operations are based on the unaudited financial statements as of March 31, 2014 and 2013, all of which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations – Three months ended March 31, 2014 compared to three months ended March 31, 2013

During the three month periods ended March 31, 2014 and March 31, 2013, the Company has generated no revenues. During the quarter ended March 31, 2014, we incurred $324,292 of general and administrative expenses as we continued the development of the business of SwissINSO. In addition, we incurred $5,230 in interest charges related to a bridge loan received in September 2009 and short-term loans received during 2011, 2012, 2013 and the first three months of 2014. In comparison, during the quarter ended March 31, 2013, we incurred $407,971 of general and administrative expenses as we continued the development of the business of SwissINSO and $92,372 in interest charges related to bridge loans received in September 2009, convertible notes and warrants sold in a private placement from December 2009 through December 2010 and short-term loans received during 2011, 2012 and the first quarter of 2013.

Our net loss before foreign currency translation adjustments during the quarter ended March 31, 2014 was $302,068, as compared to net income before foreign currency translation adjustments during the quarter ended March 31, 2013 of $86,729, including a non-cash stock warrants gain of $440,530. In 2014, management determined that warrants granted in prior years should not have been accounted for as derivatives and that the liability at March 31, 2014 (as well as at December 31, 2013) should be $-0-. Had this accounting treatment been in place during the quarter ended March 31, 2013, our results for that quarter would have been a net loss before foreign currency translation adjustments of $353,801.

Liquidity and Capital Resources

As of March 31, 2014, we had a working capital deficit of $3,918,684 as compared with a working capital deficit at December 31, 2013 of $3,611,384. During the past twelve (12) months, we have incurred significant operating expenses, and we expect to incur additional, but less significant, operating expenses for overheads, research and development, sampling and certification, sales channel development, general and administrative expenses and debt payments during the next twelve (12) months.

During the three months ended March 31, 2014, we received short-term loans aggregating approximately $450,402 from our Chief Executive Officer to meet the working capital needs of SwissINSO. These loans were sufficient to enable the Company to meet the working capital needs of SwissINSO. We were also able to negotiate settlements or extended payment terms with our creditors, and a large part of these obligations were settled in the quarter ended March 31, 2014.

We do not have any other available credit, bank financing or other external sources of liquidity except those provided by our Chief Executive Officer and will need to obtain additional capital in order to continue SwissINSO’s business operations. In order to obtain such capital, we will need to sell additional securities and/or borrow additional funds from lenders. There can be no assurance that we will obtain additional funding which is sufficient until substantial revenue from sales has started. We will also need to commercialize our Kromatix™ business. If we are not successful in raising sufficient capital, either from sales of securities, additional borrowings, revenues generated by the Kromatix™ business or from the entry into a joint venture with a partner for all or parts of the SwissINSO business, this would have a material adverse effect on our business, results of operations, liquidity and financial condition.

Going Concern Consideration

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in the notes to the financial statements, we have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern and ultimately to attain profitable operations is dependent on (a) raising capital to meet our past due, current and future obligations to employees, suppliers, vendors, landlords, service providers and lenders and to fund SwissINSO’s business plan and (b) developing the Kromatix™ business. We incurred a net loss before foreign currency translation adjustments during the three months ended March 31, 2014 of $302,068. These factors continue to raise substantial doubt about our ability to continue as a going concern. As discussed above, management plans include attempting to obtain additional capital from sales of securities and private borrowings, from the commercialization of the Kromatix™ business and from entry into a joint venture with a partner for all or part of SwissINSO’s business. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings.

None

Item 1A.  Risk Factors

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On April 18, 2014, the Company issued 100,000 shares of its Common Stock to an investor for a purchase price of $48,000, or $0.48 per share. Such securities were issued under Section 4(2) of the Securities Act of 1933, as amended, and Regulations D and S promulgated by the Securities and Exchange Commission thereunder.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

During the quarter ended March 31, 2014, the Company’s subsidiary borrowed approximately $450,402 from InsOglass Holding SA, a business organization controlled by the Company’s Chief Executive Officer, to meet the working capital needs of the Company’s subsidiary. The loans do not bear interest and are repayable on a to be agreed future date.

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

SWISSINSO HOLDING INC

Date: August 13, 2014	By:	/s/ Rafic Hanbali
	Name:	Rafic Hanbali
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2014	By:	/s/ Pierre Galster
	Name	Pierre Galster
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

