Form 10-Q
period 2014-06-30
SWISSINSO HOLDING INC.
filed 2014-09-25
CIK 1437395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of September 24, 2014, there were outstanding 143,625,892 shares of Common Stock, par value $0.0001 per share.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

SWISSINSO HOLDING INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS

ASSETS
Cash	$1,969	$6,173
Prepaid expenses	4,134	16,819
Subscription receivable	48,000	-
Total current assets	54,103	22,992

TOTAL ASSETS	$54,103	$22,992

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank Loan	342,518	392,367
Accounts payable	912,252	1,098,832
Accrued expenses	174,000	172,991
Accrued payroll and benefits	441,118	548,656
Deferred income	169,121	168,501
Convertible loans from related parties	1,591,575	719,697
Loans from third parties	590,887	533,332
Total current liabilities	4,221,471	3,634,376

TOTAL LIABILITIES	$4,221,471	$3,634,376

STOCKHOLDERS' DEFICIT
Stockholders' deficit :
10,000,000 preferred shares, $0.0001 par value	-	-
Issued and outstanding shares : 0
Authorized :
200,000,000 common shares, $0.0001 par value
Issued and outstanding shares : 143,625,892 and 143,525,892, respectively	14,364	14,354

Additional paid in capital	12,479,914	12,431,924
Accumulated deficit	(16,653,206)	(15.986,306)
Other comprehensive income	(8,440)	(71,356)
Total stockholders' deficit	(4,167,368)	(3,611,384)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$54,103	$22,992

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SWISSINSO HOLDING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

REVENUES	-	-	-	-

OPERATING EXPENSES
General and administrative	$442,014	$557,168	$766,306	$965,139
Stock warrants expense	-	(32,509)	-	(473,039)
	442,014	524,659	766,306	492,100

OTHER INCOME
Interest income	-	3	1	4
Abandonment of debts	81,700	451,508	109,226	451,508
Participation fee	-	13,280	-	160,222
	81,700	464,791	109,227	611,734

OTHER EXPENSES
Interest expense	4,591	75,995	9,821	168,367
Exchange loss	(73)	10,447	-	10,848
	4,518	86,442	9,821	179,215

NET INCOME (LOSS)	(364,832)	(146,310)	(666,900)	(59,581)

Foreign currency adjustment	68,148	(10,378)	62,916	66,780

COMPREHENSIVE INCOME (LOSS)	(296,684)	(156,688)	(603,984)	7,199

Basic and diluted net income (loss) per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding – Basic and diluted	143,607,003	134,397,189	143,566,223	128,895,814

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SWISSINSO HOLDING INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Six Months Ended
	June 30
	2014	2013

NET INCOME (LOSS)	$(666,900)	(59,581)

OPERATING ACTIVITIES
Abandonment of debts	(109,226)	-
Depreciation	-	11,504
Shares issued for services	-	68,020
Capital contributions of interest expense	-	22,873
Stock warrant expense	-	(473,039)
Changes in Operating Assets and Liabilities:
Decrease (increase) in prepaid expenses and other receivables	12,685	16,280
Decrease (increase) in deferred revenue	620	-
Increase (decrease) in debtors	-	(12,709)
Increase (decrease) in accounts payable and accrued expense	(183,883)	(603,897)
Net cash used in operating activities	(946,704)	(1,030,549)

FINANCING ACTIVITIES
Proceeds from third party loans	57,555	-
Payment on line of credit	(49,849)	-
Proceeds from related party loans	871,878	891,306
Net cash provided by financing activities	879,584	891,306

Effect of exchange rate on cash	62,916	35,201

INCREASE (DECREASE) IN CASH	(4,204)	(104,042)

CASH AT BEGINNING OF PERIOD	6,173	128,271

CASH AT END OF PERIOD	$1,969	$24,229

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Subscription receivable	$48,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SWISSINSO HOLDING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2014

NOTE 1 – Basis of presentation

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

The company has limited operations and is considered to be in the development stage. In the six months ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage

NOTE 2 – Going Concern

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

NOTE 3 – Related Party Transactions

The Company borrowed $871,878 during the six months ended June 30, 2014 from InsOglass Holding SA, a business organization controlled by the Company’s Chief Executive Officer (“InsOglass”). The Company is indebted to InsOglass for $1,099,879 for loans made by such entity to the Company through June 30, 2014 to meet the working capital needs of the Company and its subsidiary. The balance outstanding is unsecured, due on demand and non-interest bearing. Such loans are secured by certain assets of the Company’s subsidiary and are convertible, at the option of InsOglass, into shares of common stock of the Company at a conversion rate of $0.035 per share. Based on our share price at the time the loan agreement was entered into, the Company has a nominal beneficial conversion feature for this convertible loan.

The Company is indebted to Salim Shaikh Ismail, the holder of 13,858,633 shares of our Common Stock, or 9.66%, for $491,696 of loans made by him to the Company to meet the working capital needs of the Company and its subsidiary. Such loans are unsecured, are due on demand and do not bear interest.

NOTE 4 – Note payable

During the six months ended June 30, 2014, the Company borrowed $57,555 from a third party lender. The note is non-interest bearing and due on demand.

NOTE 5 – Commitments

Under an agreement for the acquisition of industrial technology, the Company through its subsidiary was committed at June 30, 2014 as follows:

- Payments for acquisition of technology over a 4 year period	$56,780

NOTE 6 – Bank Loan

During the six months ended June 30, 2014, the Company repaid $49,849 of the $392,367 it had borrowed from Banque Cantonale de Fribourg with the personal guarantee of the Company’s Chief Executive Officer. The total outstanding amount due on this facility as of June 30, 2014 was $342,518.

NOTE 7 – Forgiveness of Accrued Expenses

During the six months ended June 30, 2014, the Company’s subsidiary settled obligations with certain of its creditors resulting in the forgiveness of $109,226 of accrued expenses.

NOTE 8 – Equity

During the quarter ended June 30, 2014, the Company sold 100,000 shares of common stock to a third party investor at a price of $0.48 per share. As of June 30, 2014, the proceeds of $48,000 were not received and have been accounted for as a subscription receivable. Such proceeds have been received as of the date of this report.

NOTE 9 – Subsequent Events

During the third quarter of 2014, the Company’s subsidiary borrowed approximately $275,000 from InsOglass to meet the working capital needs of the Company and its subsidiary. The loans do not bear interest and are repayable on a to be agreed future date.

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

The following discussion and analysis of our financial condition and results of operations are based on the unaudited financial statements as of June 30, 2014 and 2013, all of which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations – Three and six months ended June 30, 2014 compared to three and six months ended June 30, 2013

During the three month periods ended June 30, 2014 and June 30, 2013, the Company has generated no revenues. During the quarter ended June 30, 2014, we incurred $442,014 of general and administrative expenses as we continued the development of the business of SwissINSO. In addition, we incurred $4,591 in interest charges related to a bridge loan received in September 2009 and short-term loans received during 2011, 2012, 2013 and the first six months of 2014. In comparison, during the quarter ended June 30, 2013, we incurred $557,168 of general and administrative expenses as we continued the development of the business of SwissINSO and $75,995 in interest charges related to bridge loans received in September 2009, convertible notes and warrants sold in a private placement from December 2009 through December 2010 and short-term loans received during 2011, 2012 and the first half of 2013.

Our net loss before foreign currency translation adjustments during the quarter ended June 30, 2014 was $364,832, as compared to a net loss before foreign currency translation adjustments during the quarter ended June 30, 2013 of $146,310, including accrued salaries of $451,508 abandoned during the period and an offsetting gain on such abandonment and a non-cash stock warrants gain of $32,509. In 2014, management determined that warrants granted in prior years should not have been accounted for as derivatives and that the liability at June 30, 2014 (as well as at December 31, 2013) should be $-0-. Had this accounting treatment been in place during the quarter ended June 30, 2013, our results for that quarter would have been a net loss before foreign currency translation adjustments of $178,819.

During the six month periods ended June 30, 2014 and June 30, 2013, the Company generated no revenues. During the six months ended June 30, 2014, we incurred $766,306 of general and administrative expenses as we continued the development of the business of SwissINSO. In addition, we incurred $9,821 in interest charges related to a bridge loan received in September 2009 and short-term loans received during 2011, 2012, 2013 and the first six months of 2014. In comparison, during the six months ended June 30, 2013, we incurred $965,139 of general and administrative expenses as we continued the development of the business of SwissINSO and $168,367 in interest charges related to bridge loans received in September 2009, convertible notes and warrants sold in a private placement from December 2009 through December 2010 and short-term loans received during 2011, 2012 and the first half of 2013.

Our net loss before foreign currency translation adjustments during the six months ended June 30, 2014 was $666,900, as compared to a net loss before foreign currency translation adjustments during the six months ended June 30, 2013 of $59,581, including accrued salaries of $451,508 abandoned during the period and an offsetting gain on such abandonment and a non-cash stock warrants gain of $473,039. In 2014, management determined that warrants granted in prior years should not have been accounted for as derivatives and that the liability at June 30, 2014 (as well as at December 31, 2013) should be $-0-. Had this accounting treatment been in place during the six months ended June 30, 2013, our results for that quarter would have been a net loss before foreign currency translation adjustments of $465,840.

Liquidity and Capital Resources

As of June 30, 2014, we had a working capital deficit of $4,167,368 as compared with a working capital deficit at December 31, 2013 of $3,611,384. During the past twelve (12) months, we have incurred significant operating expenses, and we expect to incur additional, but less significant, operating expenses for overheads, research and development, sampling and certification, sales channel development, general and administrative expenses and debt payments during the next twelve (12) months.

During the six months ended June 30, 2014, we received short-term loans aggregating approximately $871,878 from our Chief Executive Officer to meet the working capital needs of SwissINSO. These loans were sufficient to enable the Company to meet the working capital needs of SwissINSO. We were also able to negotiate settlements or extended payment terms with our creditors, and a large part of these obligations were settled in the six months ended June 30, 2014.

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

Going Concern Consideration

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in the notes to the financial statements, we have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern and ultimately to attain profitable operations is dependent on (a) raising capital to meet our past due, current and future obligations to employees, suppliers, vendors, landlords, service providers and lenders and to fund SwissINSO’s business plan and (b) developing the Kromatix™ business. We incurred a net loss before foreign currency translation adjustments during the six months ended June 30, 2014 of $666,900. These factors continue to raise substantial doubt about our ability to continue as a going concern. As discussed above, management plans include attempting to obtain additional capital from sales of securities and private borrowings, from the commercialization of the Kromatix™ business and from entry into a joint venture with a partner for all or part of SwissINSO’s business. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2014, the Company’s subsidiary borrowed approximately $326,077 from InsOglass Holding SA, a business organization controlled by the Company’s Chief Executive Officer, to meet the working capital needs of the Company’s subsidiary. The loans do not bear interest and are repayable on a to be agreed future date.

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

SWISSINSO HOLDING INC.

Dated: September 24, 2014	By:	/s/ Rafic Hanbali
	Name:	Rafic Hanbali
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: September 24, 2014	By:	/s/ Clive Harbutt
	Name:	Clive Harbutt
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer

