Form 10-Q
period 2014-09-30
SWISSINSO HOLDING INC.
filed 2015-02-06
CIK 1437395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-151909

SWISSINSO HOLDING INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	90-0620127
(State or Other Jurisdictionof Incorporation or Organization)	(I.R.S. Employer ID Number)

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

As of February 5, 2015, there were outstanding 143,625,892 shares of Common Stock, par value $0.0001 per share.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

SWISSINSO HOLDING INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	September 30	December 31
	2014	2013
ASSETS

CURRENT ASSETS
Cash	$9,900	$6,173
Prepaid assets	17,422	16,819
Subscription receivable	48,000	-
Other receivables	57,609	-
Debtors	5,354	-
Total current assets	138,285	22,992

TOTAL ASSETS	$138,285	$22,992

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank loan	$308,140	$392,367
Accounts payable	1,149,055	1,098,832
Accrued expenses	169,898	172,991
Accrued payroll and benefits	566,345	548,656
Accounts payable due to related parties	225,000	-
Deferred income	169,121	168,501
Convertible loans from related parties	1,685,877	719,697
Loans from third parties	537,823	533,332
Total current liabilities	4,811,259	3,634,376

TOTAL LIABILITIES	4,811,259	3,634,376

STOCKHOLDERS' DEFICIT
Stockholders' deficit :
10,000,000 preferred shares, $0.0001 par value	-	-
Issued and outstanding shares : 0
Authorized :
200,000,000 common shares, $0.0001 par value
Issued and outstanding shares : 143,625,892 and 143,525,892	14,364	14,354
Additional paid in capital	12,504,825	12,431,924
Deficit accumulated during development stage	(17,076,960)	(15,986,306)
Accumulated other comprehensive income (loss)	(115,203)	(71,356)
Total stockholders' deficit	(4,672,974)	(3,611,384)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$138,285	$22,992

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SWISSINSO HOLDING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

UNAUDITED

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	349,849	354,303	1,116,155	1,319,442
Stock warrants expense	-	(3,505)	-	(476,544)

	349,849	350,798	1,116,155	842,898
OTHER INCOME
Interest income	1,297	1	1,298	5
Gain from abandonment of debts	-	725	65,089	452,233
Other income	7,545	-	7,545	-
Participation fee	-	257	-	160,479
Exchange profit	-	1,180	-	1,180

	8,842	2,163	73,932	613,897

OTHER EXPENSES
Interest expense	33,429	61,667	43,250	230,034
Exchange loss (gain)	5,181	(10,848)	5,181	-
Loss on impairment of property and equipment	-	13,931	-	13,931
	38,610	64,750	48,431	243,965

NET INCOME (LOSS)	$(379,617)	$(413,385)	$(1,090,654)	$(472,966)

Foreign currency adjustment	(106,793)	(122,059)	(43,877)	(55,279)

COMPREHENSIVE INCOME (LOSS)	(486,410)	(535,444)	(1,134,531)	(528,245)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding - Basic and diluted	143,625,892	136,262,750	143,586,332	131,342,397

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SWISSINSO HOLDING INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

UNAUDITED

	For the Nine Months Ended
	September 30
	2014	2013

NET INCOME (LOSS)	$(1,090,654)	$(472,966)

OPERATING ACTIVITIES
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	12,124
Shares issued for services	-	68,020
Gain from abandonment of debt	(65,089)	-
Beneficial conversion feature	24,911	31,252
Loss on impairment of property and equipment	-	13,931
Change in stock warrants liability	-	(476,544)
Changes in Operating Assets and Liabilities:
(Increase) / decrease in prepaids and other receivables	(58,212)	12,850
(Increase) / decrease in debtors	(5,354)	(13,254)
Increase in accounts payable due to related parties	225,000	-
Increase (decrease) in accounts payable and accrued expenses	130,528	(538,370)
Net cash used in operating activities	(838,870)	(1,362,957)

FINANCING ACTIVITIES
Proceeds from bank loan	-	319,213
Payments on bank loan	(84,227)	-
Proceeds from related party convertible debt	966,180	-
Proceeds from third party debt	4,491	166,000
Debt due to shareholders	-	811,376
Net cash provided by financing activities	886,444	1,296,589

Effect of exchange rate on cash	(43,847)	(57,020)

INCREASE (DECREASE) IN CASH	3,727	(123,388)

CASH AT BEGINNING OF PERIOD	6,173	128,271
CASH AT END OF PERIOD	$9,900	$4,883

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Common stock subscription receivable	48,000	-
Shares issued on conversion of notes and accrued interest	-	2,413,833

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SWISSINSO HOLDING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

September 30, 2014

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

The company has limited operations and is considered to be in the development stage. In the nine months ended September 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

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

NOTE 3 – Related Party Transactions

The Company borrowed $966,180 during the nine months ended September 30, 2014 from InsOglass Holding SA, a business organization controlled by the Company’s Chief Executive Officer (“InsOglass”). The Company is indebted to InsOglass for $1,194,181 for loans made by such entity to the Company through September 30, 2014 to meet the working capital needs of the Company and its subsidiary. The balance outstanding is unsecured, due on demand and non-interest bearing. Such loans are secured by certain assets of the Company’s subsidiary and are convertible, at the option of InsOglass, into shares of common stock of the Company at a conversion rate of $0.035 per share. Based on the share price at the time the loan agreement was entered into, the Company has a beneficial conversion feature of $24,911 for this convertible loan, and this was recorded to interest expense during the nine months ended September 30, 2014.

The Company is indebted to Salim Shaikh Ismail, the holder of 13,858,633 shares of our Common Stock, or 9.66%, for $491,696 of loans made by him to the Company to meet the working capital needs of the Company and its subsidiary. Such loans are unsecured, are due on demand and do not bear interest.

NOTE 4- Note Payable

During the nine months ended September 30, 2014, the Company borrowed $4,491 from former related party lenders. The note is non-interest bearing and due on demand.

NOTE 5 - Commitments

Under an agreement for the acquisition of industrial technology, the Company through its subsidiary was committed at September 30, 2014 to make payments of $56,780.

NOTE 6 – Bank Loan

During the nine months ended September 30, 2014, the Company repaid $84,227 of the $392,367 it had borrowed from Banque Cantonale de Fribourg with the personal guarantee of the Company’s Chief Executive Officer. The total outstanding amount due on this facility as of September 30, 2014 was $308,140.

NOTE 7 – Forgiveness of Accrued Expenses

During the nine months ended September 30, 2014, the Company’s subsidiary settled obligations with certain of its creditors resulting in the forgiveness of $14,596 of accrued expenses and $50,493 for accrued salaries.  The Company recorded a gain on the abandonment of debt of $65,089.

NOTE 8 – Correction of Prior Quarter Information

During the nine months ended September 30, 2014, the Company identified an error in the accounting and presentation of the abandonment of debt. This resulted in an understatement of current liabilities of $44,137 as of June 30, 2014 and an overstatement of net loss at the three and six months ended June 30, 2014. In accordance with the SEC’s Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to the prior reporting period affected. However, if the adjustments to correct the cumulative effect of the above error had been recorded, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results for the June 30, 2014 financial statements.

NOTE 9 – Other Receivables

Included in Other Receivables is $50,736 due from Emirates Insolaire, a joint venture with SwissINSO SA, for the development and application of new solar technologies and products. As of the date hereof, the joint venture agreement had not yet been finalized.

NOTE 10 – Subsequent Event

During the fourth quarter of 2014, the Company’s subsidiary borrowed approximately $225,000 from InsOglass under the convertible loan agreement disclosed in Note 3 to meet the working capital needs of the Company and its subsidiary. The loans do not bear interest and are repayable on a to be agreed future date.

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

The following discussion and analysis of our financial condition and results of operations are based on the unaudited financial statements as of September 30, 2014 and 2013, all of which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations – Three and nine months ended September 30, 2014 compared to three and nine months ended September 30, 2013

During the three month periods ended September 30, 2014 and September 30, 2013, the Company generated no revenues. During the quarter ended September 30, 2014, we incurred $349,849 of general and administrative expenses as we continued the development of the business of SwissINSO. In addition, we had interest expense of $33,429, of which $24,911 was related to beneficial conversion feature and the balance was interest charges related to a bridge loan received in September 2009 and short-term loans received during 2011, 2012, 2013 and the first nine months of 2014. In comparison, during the quarter ended September 30, 2013, we incurred $354,303 of general and administrative expenses as we continued the development of the business of SwissINSO. In addition, we incurred $61,667 in interest charges related to bridge loans received in September 2009, convertible notes and warrants sold in a private placement from December 2009 through December 2010 and short-term loans received during 2011, 2012 and the first nine months of 2013.

Our net loss before foreign currency translation adjustments during the quarter ended September 30, 2014 was $379,617, as compared to a net loss before foreign currency translation adjustments during the quarter ended September 30, 2013 of $413,385.

During the nine month periods ended September 30, 2014 and September 30, 2013, the Company generated no revenues. During the nine months ended September 30, 2014, we incurred $1,116,155 of general and administrative expenses as we continued the development of the business of SwissINSO. In addition, we had interest expense of $43,250, of which $24,911 was related to beneficial conversion feature and the balance was interest charges related to a bridge loan received in September 2009 and short-term loans received during 2011, 2012, 2013 and the first nine months of 2014. In comparison, during the nine months ended September 30, 2013, we incurred $1,319,442 of general and administrative expenses as we continued the development of the business of SwissINSO and $230,034 in interest charges related to bridge loans received in September 2009, convertible notes and warrants sold in a private placement from December 2009 through December 2010 and short-term loans received during 2011, 2012 and the first nine months of 2013.

Our net loss before foreign currency translation adjustments during the nine months ended September 30, 2014 was $1,090,654, as compared to a net loss before foreign currency translation adjustments during the nine months ended September 30, 2013 of $472,966, including accrued salaries of $452,233 abandoned during the period and an offsetting gain on such abandonment and a non-cash stock warrants gain of $476,544. In 2014, management determined that warrants granted in prior years should not have been accounted for as derivatives and that the liability at September 30, 2014 (as well as at December 31, 2013) should be $-0-. Had this accounting treatment been in place during the nine months ended September 30, 2013, our results for that quarter would have been a net loss before foreign currency translation adjustments of $949,510.

Liquidity and Capital Resources

As of September 30, 2014, we had a working capital deficit of $4,672,974 as compared with a working capital deficit at December 31, 2013 of $3,611,384. During the past twelve (12) months, we have incurred significant operating expenses, and we expect to incur additional, but less significant, operating expenses for overheads, research and development, sampling and certification, sales channel development, general and administrative expenses and debt payments during the next twelve (12) months.

During the nine months ended September 30, 2014, we received short-term loans aggregating approximately $966,180 from our Chief Executive Officer to meet the working capital needs of SwissINSO. These loans were sufficient to enable the Company to meet the working capital needs of SwissINSO. We were also able to negotiate settlements or extended payment terms with our creditors, and a large part of these obligations were settled in the nine months ended September 30, 2014.

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

Going Concern Consideration

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in the notes to the financial statements, we have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern and ultimately to attain profitable operations is dependent on (a) raising capital to meet our past due, current and future obligations to employees, suppliers, vendors, landlords, service providers and lenders and to fund SwissINSO’s business plan and (b) developing the Kromatix™ business. We incurred a net loss before foreign currency translation adjustments during the nine months ended September 30, 2014 of $1,090,654. These factors continue to raise substantial doubt about our ability to continue as a going concern. As discussed above, management plans include attempting to obtain additional capital from sales of securities and private borrowings, from the commercialization of the Kromatix™ business and from entry into a joint venture with a partner for all or part of SwissINSO’s business. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.          Legal Proceedings.

None.

Item 1A.       Risk Factors

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.          Defaults Upon Senior Securities.

None.

Item 4.          Mine Safety Disclosures.

Not applicable.

Item 5.          Other Information.

During the quarter ended September 30, 2014, the Company’s subsidiary borrowed approximately $319,302 from InsOglass Holding SA, a business organization controlled by the Company’s Chief Executive Officer, to meet the working capital needs of the Company’s subsidiary. The loans do not bear interest and are repayable on a to be agreed future date.

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

SWISSINSO HOLDING INC.

Dated: February 5, 2015	By:	/s/ Rafic Hanbali
	Name:	Rafic Hanbali
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: February 5, 2015	By:	/s/ Clive D. Harbutt
	Name:	Clive D. Harbutt
	Title:	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer

