Form 10-K
period 2014-12-31
SWISSINSO HOLDING INC.
filed 2015-08-20
CIK 1437395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 333-151909

SWISSINSO HOLDING INC.

(Exact Name of Registrant as Specified In its Charter)

Delaware	90-0620127
(State or Other Jurisdiction of incorporation or organization)	(I.R.S.Employer Identification Number)

845 Third Avenue

6th Floor

New York. New York 10022

(Address of principal executive offices)

Registrant’s telephone number, including area Code  (646) 290-5000

Securities registered pursuant to Section 12(b) of the Act:

None	None
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share	OTC Pink
Title of each class	Name of each exchange on which registered

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates (67,302,771 shares) was approximately $2,019,083, based on the last sale price of $0.03 for such common equity on June 30, 2015, the end of the issuer’s most recently completed second fiscal quarter.

As of August 20, 2015, there were outstanding 143,625,892 shares of the issuer’s Common Stock, par value $0.0001 per share.

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

SWISSINSO HOLDING INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Since its inception and prior to 2014, SwissINSO has devoted substantially all of its efforts to raising capital, research and development, market research, securing technology rights.

In connection with its joint venture with Emirates Insolaire for the development and application of new solar technologies and products, SwissINSO moved ahead in 2014 to leverage the production facilities of the joint venture to scale up the production of its Kromatix™ colored glass; to validate its supply chain and to commence product certification in several potential markets with a full scale product launch in the last quarter of 2015.

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

The development of interferential layers technology is now finished and in the process of commercialization.  In addition, the Company continues to work closely with the LESO-PB in the development of several new products which the company expects to exit the development phase in 2016.

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

The Company has signed a final agreement with EPFL on exclusivity and royalties and paid substantially all past development cost. Two new agreements were also signed with EPFL, one for developing lightweight, long-life colored high efficiency tiles and one for higher color intensity products

Competition

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

Kromatix™ provides SwissINSO a unique opportunity to offer a competitive differentiator to the right joint venture partners.  This, together with the resumption of an even higher growth rate and the recovery of certain solar industries, explains the number of companies engaging SwissINSO in commercial discussions.  The Company is pursuing additional discussions with several leading panel producers.

The ability to combine color and aesthetics into solar-panel production is a significant paradigm shift in an industry dominated by black and blue panels and is providing SwissINSO with a significant competitive advantage in a market flooded with companies that have little or no product differentiation.

Solar installations are growing at a considerable rate, and the renewable energy industry has started gaining noticeable grounds lately and offer and demand are expected to match at the end of 2015. The market sector which is growing faster than any is the BIPV (Building Integrated PhotoVoltaics), and it is particularly to that sector that our products are adapted and bring unprecedented advantages.

Employees

SwissINSO currently has three (3) employees, one in administration and two in research and development.  The majority of other services, in particular sales, marketing and industrialization of the product, are provided by related ventures and independent contractors and consultants, the purpose being to keep the research and development unit in Switzerland running with minimum overheads.

Significant Subsidiaries

As of December 31, 2014, our sole subsidiary was SwissINSO.

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

We make available free of charge our annual, quarterly and current reports, proxy statements and other information upon request. To request such materials, please contact Clive Harbutt, our Chief Financial Officer, at 845 Third Avenue, 6th Floor, New York, New York 10022, or call (646) 290-5000.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We do not own any real estate or other properties.  The Registrant’s executive offices are located at 845 Third Avenue, 6th Floor, New York, New York 10022, and SwissINSO’s offices are located at PSE - Parc Scientifique de l’EPFL, Building D - 3rd floor, Route J.D. Colladon, 1015 Lausanne, Switzerland. The Registrant’s telephone number is (646) 290-5000, and SwissINSO’s telephone number is (011) 41 21 693 8640.  We believe our properties are adequate for our current needs and will be sufficient to serve the needs of our operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of Common Stock are publicly traded on the OTC Market under the symbol “SWHN”.  During the fiscal years ended December 31, 2013 and 2014, the high and low bid prices for our Common Stock were:

Period	High Bid Price	Low Bid Price
Quarter Ended March 31, 2013	$0.06	$0.04
Quarter Ended June 30, 2013	$0.06	$0.04
Quarter Ended September 30, 2013	$0.07	$0.04
Quarter Ended December 31, 2013	$0.42	$0.05
Quarter Ended March 31, 2014	$0.40	$0.17
Quarter Ended June 30, 2014	$0.31	$0.14
Quarter Ended September 30, 2014	$0.25	$0.07
Quarter Ended December 31, 2014	$0.10	$0.03

Record Holders

As of December 31, 2014, there were 143,625,892 shares of Common Stock issued and outstanding held by approximately 65 holders of record as indicated on the records of our transfer agent.

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

The following discussion and analysis of our financial condition and results of operations are based on the audited financial statements as of December 31, 2014 and 2013, all of which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations - Year ended December 31, 2014 compared to year ended December 31, 2013

We finished the development and industrialization stage for our first Kromatix™ range of products and are actively pursuing a few key projects to showcase the Kromatix™ technology. We expect the first revenues in the 4th quarter of 2015.

For the fiscal years ended December 31, 2014 and 2013, we were still in the development, industrialization and commercial phases of the business and no revenues were generated.  During the fiscal year ended December 31, 2014, we incurred $1,434,999 of general and administrative expenses and $-0- of research and development expenses as we continued the development of the business of SwissINSO.  In addition, we incurred $108,437 in interest charges related to bridge loans received in September 2009, convertible notes sold in a private placement from December 2009 through December 2010 and short-term loans received from 2011 through 2014.   In comparison, during the fiscal year ended December 31, 2013, we incurred $1,476,763 of general and administrative expenses and $-0- of research and development expenses.  In addition, we incurred $249,121 in interest charges related to bridge loans received in September 2009, convertible notes sold in a private placement from December 2009 through December 2010 and short-term loans received from 2011 through 2013.  Our net loss before foreign currency translation adjustments during the fiscal year ended December 31, 2014 was $1,678,984, as compared to a net loss before foreign currency translation adjustments during the fiscal year ended December 31, 2013 of $1,250,163, including a non-cash stock warrants gain of $480,659.

Liquidity and Capital Resources

As of December 31, 2014, we had a working capital deficit of $4,968,851 as compared with a working capital deficit at December 31, 2013 of $3,611,384.  During the past twelve (12) months, we have incurred significant operating expenses, and we expect to continue to incur additional, but less significant, operating expenses for overheads, research and development, sampling and certification, sales channel development, general and administrative expenses and debt payments during the next six (6) months.

In 2014, we received short-term loans aggregating $1,020,295 from our current Chief Executive Officer to meet the working capital needs of SwissINSO. These loans were sufficient to enable the Company to meet the working capital needs of SwissINSO. We were also able to negotiate settlements or extended payment terms with our creditors, and a number of these obligations have now been settled.

We do not have any other available credit, bank financing or other external sources of liquidity except those provided by our Chief Executive Officer and will need to obtain additional capital in order to continue SwissINSO’s business operations.  In order to obtain such capital, we will need to sell additional securities or borrow additional funds from lenders.  There can be no assurance that we will obtain additional funding which is sufficient until substantial revenue from sales has started.  If we are not successful generating sufficient revenues from future sales of Kromatix™ business, this would have a material adverse effect on our business, results of operations, liquidity and financial condition.

Going Concern Consideration

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  As discussed in the notes to the financial statements, we have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern.  Our ability to continue as a going concern and ultimately to attain profitable operations is dependent on (a) raising capital to meet our past due, current and future obligations to employees, suppliers, vendors, landlords, service providers and lenders and to fund SwissINSO’s business plan and (b) continued development of the Kromatix™ business.

We incurred a net loss before foreign currency translation adjustments during the fiscal year ended December 31, 2014 of $1,678,984 and have an accumulated deficit since inception of $17,665,290, primarily comprised of general and administrative expenses and research and development expenses incurred to create the Company, develop the business and maintain the Company’s existence as a public company in addition to interest charges incurred on the bridge loans, convertible debt and other short-term debt used to finance the Company and the business of SwissINSO.  These factors impact our ability to continue as a going concern.  As discussed above, management plans include attempting to obtain additional capital from sales of securities and private borrowings, from the commercialization of the Kromatix™ business and future joint ventures.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on the assessment using those criteria, our management concluded that the internal control over financial reporting was not effective at December 31, 2014 due to the following material weaknesses:

●	absence of an audit committee resulting in reduced oversight in the establishment and monitoring of required internal controls and procedures

●	absence of proper segregation of duties due to the size of the company.

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

Changes in Internal Control over Financial Reporting

In September 2014, the Company outsourced its accounting operations to FidexAudit, a professional registered accounting and audit firm based in Lausanne, Switzerland which improved the segregation of duties in the accounting and procurement areas. Our Chief Financial Officer is currently involved in the design and implementation of a comprehensive internal controls system. These internal controls will be implemented in 2015.

ITEM 9B.  OTHER INFORMATION.

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, years elected and principal offices and positions of our current directors and executive officers:

Name	Year First Elected As Officer or Director	Age	Office

Rafic Hanbali	2011	64	Chairman of the Board of Directors, President and Chief Executive Officer

Clive D. Harbutt	2009	58	Chief Financial Officer and Director

John Woodbridge	2013	76	Director

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

Clive D. Harbutt is the founder and managing partner of Swiss Investment Consulting Group SA (“SICG”), based in Geneva, Switzerland.  SICG works closely with venture capital funds and investors in technology, cleantech and life sciences, providing support on the various non-scientific and technical challenges facing investors and companies as they grow.  Mr. Harbutt is also co-founder of Strategic Impact Consulting Group S.A., which focuses on Internal Audit, Lean Six Sigma process improvement, internal controls design & reliance testing and preacquisition due diligence and value realisation.  Mr. Harbutt has extensive audit, finance and accounting experience, having held senior corporate finance positions in a number of global blue-chip companies such as Pfizer, Howmedica, Serono and Firmenich.  Born and raised in London, England, Mr. Harbutt has worked in Latin America, the United States and Europe.  He is a qualified accountant and a Lean Six Sigma Black Belt, a member of the American International Club of Geneva and the British-Swiss Chamber of Commerce and an ambassador for the MBA program at the University of Geneva.  Mr. Harbutt’s experience with venture capital funds and investors in businesses like SwissINSO and his audit, finance and accounting experience in senior corporate finance positions in a number of global blue-chip companies led to the conclusion that he should serve as a director of the Company.

John Woodbridge is an Electro/Mechanical Engineer and, since 2004, has been the Chief Executive Officer of UMC (Machine Tools) Ltd., an international company involved in the sale of high tech, high value robotic machine tools to companies such as British Aerospace, EADS, MacLaren Racing and Baxter Hughes.  Prior thereto, Mr. Woodbridge was Managing Director of Baker & Bell Aerospace Ltd., General Manager of Pipe Products Middle East LLC and Managing Director of Tolbridge Ltd.  Mr. Woodbridge’s engineering background and his international business experience led to the conclusion that he should serve as a director of the Company.

Mr. Stéphane Boudon resigned from the Board of SwissINSO on July 24, 2014.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in their ownership with the SEC, and forward copies of such filings to us.  We believe based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2014, all reporting persons complied with all applicable Section 16(a) filing requirements.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation awarded to, paid to or earned by our President and Chief Executive Officer, our Chief Financial Officer and our former Chief Financial Officer for the fiscal years ended December 31, 2014 and 2013.

Name and Principal Position	Year	Salary(1)	All Other Compensation(1)		Total(1)
Rafic Hanbali, President and Chief Executive Officer	2014	-0-	$300,000	(2)	$300,000
	2013	-0-	$312,317	(3)	312,317

Pierre Galster, Chief Financial Officer from October 18,	2014	$53,440	-0-		$53,440
2013 through September 9, 2014	2013	$33,037	-0-		$33,037

Clive D. Harbutt, Chief Financial Officer from December 20, 2011 through October 13, 2013 and then again since September 9, 2014	2014	-0-	$4,800		$4,800
	2013	$-0-	$80,206	(4)	$80,206

(1) Salary and all other compensation were paid in Swiss francs and have been converted at a rate of 0.9936 Swiss franc = 1.000 US dollars for 2014 and 1 Swiss franc = 0.9267 US dollars for 2013.

(2)  Represents consulting fees paid to InsOglass Holding SA (“InsOglass”), a business organization controlled by Mr. Hanbali, for services rendered by Mr. Hanbali as the Company’s Chief Executive Officer in 2014, of which $75,000 was paid in cash and the balance has been accrued.

(3) Represents consulting fees paid to InsOglass by the issuance of shares of the Company’s Common Stock for services rendered by Mr. Hanbali as the Company’s Chief Executive Officer in 2013.

(4) Represents consulting fees paid to SICG S.A. (“SICG”), a business organization of which Mr. Harbutt is the principal, for services rendered by Mr. Harbutt as the Company’s Chief Financial Officer in 2013, of which $20,206 was paid in cash and $60,000 was paid by the issuance of 1,714,286 shares on January 31, 2013.

Employment and Consulting Agreements

None

Compensation of Directors

During the fiscal year ended December 31, 2014, no director received any directors’ fees or other compensation for services as a director for such fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of August 20, 2015, the number of shares of Common Stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group.  Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC.  Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security.  The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty (60) days.  Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 143,625,892 shares of our Common Stock issued and outstanding as of August 20, 2015, except for the percentages for each of Messrs. Hanbali and Harbutt and for all directors and executive officers as a group, which are calculated on a number of shares of our Common Stock including as issued and outstanding the shares issuable to each upon exercise of stock options held by them.

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
33 Kenwood Drive
Walton on Thames
Surrey KT12 5AX
United Kingdom

All directors and executive officers
as a group (3 persons)	66,464,488	(3)	45.02%

(1)  Includes 55,581,742 shares owned by InsOglass, of which Mr. Hanbali is the ultimate beneficial owner, and 2,000,000 shares issuable to Mr. Hanbali upon exercise of stock options held by him.

(2)  Includes 5,882,746 shares owned by SICG, of which Mr. Harbutt is the principal shareholder, officer and director, and 2,000,000 shares issuable to SICG upon exercise of stock options.

(3)  Includes 55,581,742 shares owned by InsOglass, 2,000,000 shares issuable to Mr. Hanbali upon exercise of stock options held by him, 1,000,000 shares owned by Mr. Woodbridge, 5,882,746 shares owned by SICG and 2,000,000 shares issuable to SICG upon exercise of stock options held.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Company is indebted to InsOglass Holding SA, a business organization controlled by the Company’s Chief Executive Officer, for $1,248,946 of loans made by such entity to the Company during 2013 and 2014 to meet the working capital needs of the Company and its subsidiary. Such loans are interest-free and are secured by certain assets of the Company’s subsidiary and are convertible, at the option of InsOglass, into shares of common stock of the Company at a conversion rate of $0.035 per share.

The Company is indebted to Salim Shaikh Ismail, the holder of 13,858,633 shares, or 9.65%, of our Common Stock, for $491,696 of loans made by him to the Company during 2013 to meet the working capital needs of the Company and its subsidiary.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, are not at this time required to have our Board of Directors comprised of a majority of “independent directors”.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate audit fees billed for each of the last two fiscal years for professional services rendered by our principal accountants were $32,095 for the fiscal year ended December 31, 2014, all of which was paid to MaloneBailey, LLP, and $24,776 for the fiscal year ended December 31, 2013, of which $18,000 was paid to MaloneBailey, LLP and the balance was paid to EFP Rotenberg, LLP.

The audit fees for the fiscal year ended December 31, 2014 included reviews of our interim financial statements and Quarterly Reports on Form 10-Q filed with the SEC for the periods ended March 31, 2014, June 30, 2014 and September 30, 2014.  The audit fees for the fiscal year ended December 31, 2013 included reviews of our interim financial statements and Quarterly Reports on Form 10-Q filed with the SEC for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013.

Audit-Related Fees

None

Tax Fees

The aggregate tax fees billed for the fiscal year ended December 31, 2014 for professional services rendered by our principal accountant Malone Bailey, LLP were $0. The aggregate tax fees billed for the fiscal year ended December 31, 2013 for professional services rendered by our former principal accountant EFP Rotenberg, LLP were $3,200.

The tax fees for the fiscal year ended December 31, 2014 included preparation of our Federal and state income tax returns for the fiscal year ended December 31, 2014.  The tax fees for the fiscal year ended December 31, 2013 included preparation of our Federal and state income tax returns for the fiscal year ended December 31, 2013.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial statements - See Index to Financial Statements located at page F-1.
(b)	Financial statement schedules – None.
(c)	Exhibits – See below.

Exhibit Number	Description

3(i)	Certificate of Incorporation of the Registrant dated October 15, 2009. Filed as Appendix C to the definitive Information Statement on Schedule 14C filed with the SEC on October 7, 2009.
3(i)	Certificate of Amendment of Certificate of Incorporation of the Registrant dated December 16, 2009. Filed as Exhibit 3(i) to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
3(ii)	Bylaws of the Registrant. Filed as Appendix C to the definitive Information Statement on Schedule 14C filed with the SEC on October 7, 2009.
10.1	Stock Purchase Agreement dated September 10, 2009 made among Pashminadepot.com, Inc., Swissinso SA, Michael Gruering, Yves Ducommun, Jean-Bernard Wurm, Muttiah Yogananthan, Manuel de Souza, Antoine Eigenmann, Ergoma SA, SICG S.A. and Albert Krauer. Filed as Exhibit 10.1 to the Annual Report on Form 10-K/A filed with the SEC on June 17, 2011.
10.2	Note Purchase Agreement dated September 10, 2009 between Pashminadepot.com, Inc. and the purchaser thereof. Filed as Exhibit 10.2 to the Annual Report on Form 10K/A filed with the SEC on June 17, 2011.
10.3	9% Promissory Note of Pashminadepot.com, Inc. dated September 10, 2009 issued in the principal amount of $500,000. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 15, 2009.
10.4	Secured Note dated September 10, 2009 issued by Swissinso SA to Pashminadepot.com, Inc. Filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on September 15, 2009.
10.5	Security Agreement dated September 10, 2009 between Pashminadepot.com, Inc. and Swissinso SA. Filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on September 15, 2009.
10.6	9% Promissory Note of Pashminadepot.com, Inc. dated September 21, 2009 issued in the principal amount of $250,000. Filed as Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on September 24, 2009.
10.7	Secured Note dated September 21, 2009 issued by SwissINSO SA to Pashminadepot.com, Inc. Filed as Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on September 24, 2009.
10.8	Master Capital Raising Agreement dated July 2009 between Swiss Investment Consulting Group SA and Pashminadepot.com, Inc. Filed as Exhibit 10.8 to the Annual Report on Form 10K/A filed with the SEC on June 17, 2011.
10.9	Amendment to the Stock Purchase Agreement dated October 19, 2009 among Pashminadepot.com, Inc., SwissINSO SA, Michel Gruering, Yves Ducommun, Jean-Bernard Wurm, Muttiah Yogananthan, Manuel de Souza, Antoine Eigenmann, Ergoma SA, SICG S.A. and Albert Krauer. Filed as Exhibit 10.9 to the Annual Report on Form 10K/A filed with the SEC on June 17, 2011.
10.10	Technology Transfer and Research Agreement dated December 4, 2008 between Ecole Polytechnique Federale de Lausanne and Swiss-Indo Trade & Invest S.A. Filed as Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on October 22, 2009.
10.11	Technical Cooperation Agreement dated August 10, 2009 by and between Membran-Filtrations-Technik GmbH and Swiss-Indo Trade and Invest SA. Filed as Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on October 22, 2009.

10.12	Employment Contract dated December 12, 2008 between Swiss-Indo Trade & Invest SA and Dr. Yves Ducommun. Filed as Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on October 22, 2009.
10.13	Form of Subscription Agreement between each Subscriber and the Registrant. Filed as Exhibit 10.13 to the Annual Report on Form 10K/A filed with the SEC on June 17, 2011.
10.14	Form of 9% Secured Convertible Note from the Registrant to each Subscriber. Filed as Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
10.15	Form of Common Stock Purchase Warrant from the Registrant to each Subscriber. Filed as Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
10.16	Form of Security Agreement between SwissINSO, SA and each Subscriber. Filed as Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
10.17	Form of Outside Directors’ Agreement between the Registrant and each outside director. Filed as Exhibit 10.17 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
10.18	Contract for Consultancy Services dated September 30, 2009 between Michel Gruering and SwissINSO SA. Filed as Exhibit 10.18 to the Annual Report on Form 10-K filed with the SEC on April 15, 2010.
10.19	Consulting Agreement dated December 9, 2010 between SwissINSO SA and Michel Gruering. Filed as Exhibit 10.19 to the Current Report on Form 8-K filed with the SEC on December 13, 2010.
10.20	Outside Directors’ Agreement dated December 9, 2010 between the Registrant and Michel Gruering. Filed as Exhibit 10.20 to the Current Report on Form 8-K filed with the SEC on December 13, 2010.
10.21	Employment Contract dated March 29, 2011 between Manuel de Sousa and SwissINSO SA. Filed as Exhibit 10.21 to the Current Report on Form 8-K filed with the SEC on April 15, 2011.
10.22	Employment Contract dated October 10, 2009 between Paul de Belay and SwissINSO SA. Filed as Exhibit 10.22 to the Annual Report on Form 10K/A filed with the SEC on June 17, 2011.
10.23	Voting Agreement and Proxy dated December 17, 2011 by and between Michel Gruering and Rafic Hanbali. Filed as Exhibit 10.23 to the Current Report on Form 8-K filed with the SEC on January 11, 2012.
10.24	Loan Agreement dated as of June 1, 2012 by and between InsOglass Holding S.A. and SwissINSO Holding Inc. Filed as Exhibit 10.24 to the Current Report on Form 8-K filed with the SEC on August 17, 2012.
10.25	Promissory Note dated June 1, 2012 from SwissINSO Holding Inc. to InsOglass Holding S.A. Filed as Exhibit 10.25 to the Current Report on Form 8-K filed with the SEC on August 17, 2012.
10.26	Security Agreement dated June 1, 2012 by and between SwissINSO Holding Inc. and InsOglass Holding S.A. Filed as Exhibit 10.26 to the Current Report on Form 8-K filed with the SEC on August 17, 2012.
10.27	Subscription Agreement dated August 15, 2012 by and between SwissINSO Holding Inc. and Salim Shaikh Ismail. Filed as Exhibit 10.27 to the Current Report on Form 8-K filed with the SEC on August 17, 2012.
10.28	Amendment dated January 31, 2013 to Loan Agreement dated as of June 1, 2012 by and between InsOglass Holding S.A. and SwissINSO Holding Inc. Filed as Exhibit 10.28 to the Current Report on Form 8-K filed with the SEC on January 31, 2013.
14	Code of Conduct and Ethics for Directors, Officers and Employees. Filed as Exhibit 14 to the Annual Report on Form 10K/A filed with the SEC on June 17, 2011.
16.1	Letter dated August 6, 2009 from Moore & Associates to the Securities and Exchange Commission. Filed as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on August 7, 2009.
16.1	Letter dated December 22, 2009 from Seale and Beers, CPAs to the Securities and Exchange Commission. Filed as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on December 22, 2009.
21	Subsidiaries of the registrant. Filed as Exhibit 21 to the Annual Report on Form 10-K filed with the SEC on April 15, 2010.
31.1 and 31.2	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1 and 32.2	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
99.1	Press Release dated December 10, 2012. Filed as Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on December 10, 2012.
99.1	Press Release dated September 9, 2014. Filed as Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on September 15, 2014.
99.1	Press Release dated April 10, 2015. Filed as Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on April 10, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Rafic Hanbali	Chief Executive Officer and Director (Principal Executive Officer)	August 20, 2015
Rafic Hanbali

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rafic Hanbali	Chief Executive Officer and Director (Principal Executive Officer)	August 20, 2015
Rafic Hanbali

/s/ Clive Harbutt	Chief Financial Officer (Principal Financial Officer and Principal	August 20, 2015
Clive Harbutt	Accounting Officer)

/s/ John Woodbridge	Director	August 20, 2015
John Woodbridge

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

SwissINSO Holding, Inc.

We have audited the accompanying consolidated balance sheets of SwissINSO Holding, Inc. and subsidiary (collectively, the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SwissINSO Holding Inc. and subsidiary as of December 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

August 20, 2015

SWISSINSO HOLDING INC CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and December 31, 2013

	2014	2013
	December 31	December 31
ASSETS

CURRENT ASSETS
Cash	$2,854	$6,173
Prepaid assets	20,256	16,819
Other receivables	4,811	-
Total current assets	27,921	22,992

TOTAL ASSETS	$27,921	$22,992

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank Loan	304,828	392,367
Accounts payable	993,307	1,098,832
Accrued expenses	351,264	172,991
Accrued payroll and benefits	509,319	548,656
Accounts payable due to related parties	225,000	-
Deferred income	150,961	168,501
Convertible loans from related parties	1,740,641	719,697
Loans from third parties	721,452	533,332
Total current liabilities	$4,996,772	$3,634,376

TOTAL LIABILITIES	$4,996,772	$3,634,376

STOCKHOLDERS' DEFICIT
Stockholders' deficit :
Authorized: 10,000,000 preferred shares, $0.0001 par value
Issued and outstanding shares : 0	-	-
Authorized: 200,000,000 common shares, $0.0001 par value
Issued and outstanding shares : 143,625,892 and 143,525,892	14,364	14,354
Additional paid in capital	12,603,087	12,431,924
Accumulated deficit	(17,665,290)	(15,986,306)
Accumulated other comprehensive income	78,988	(71,356)
Total stockholders' deficit	$(4,968,851)	$(3,611,384)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27,921	$22,992

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Year Ended
	December 31,
	2014	2013

OPERATING EXPENSES
General and administrative	1,434,999	1,476,763
Loss on impairment of property & equipment	-	13,931
Total Operating Expenses:	1,434,999	1,490,694
OTHER INCOME
Interest income	1,391	6
Gain realized on expiration of warrant derivative	-	480,659
Exchange profit	5,707	8,987
Total Other Income:	7,098	489,652
OTHER EXPENSES
Interest expense	108,437	249,121
Other expense	19,954	-
Accounts receivable write off	122,692	-

Total Other Expenses:	251,083	249,121

NET INCOME (LOSS)	$(1,678,984)	$(1,250,163)

Foreign currency adjustment	150,344	(105,796)

COMPREHENSIVE INCOME (LOSS)	(1,528,640)	(1,355,959)

Basic and diluted net income (loss) per share	$(0.01)	$(0.01)

Weighted average shares outstanding - Basic and diluted	143,596,303	128,186,988

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Year Ended
	December 31
	2014	2013

NET INCOME (LOSS)	$(1,678,984)	$(1,250,163)

OPERATING ACTIVITIES
Impairment of fixed assets	-	13,931
Shares issued for services	-	68,020
Loss on beneficial conversion feature	24,911	-
Change in stock warrants liability	-	(480,659)

Changes in Operating Assets and Liabilities:
Increase (decrease) in prepaids and other receivables	(8,248)	106,340
Increase (decrease) in accounts payable and accrueds	194,147	216,095
Increase (decrease) in related party accounts payable	225,000	-
Net cash used in operating activities	(1,243,174)	(1,326,436)

INVESTING ACTIVITIES
Proceeds from sale of asset	-	10,377
Net cash provided by (used in) investing activities	-	10,377

FINANCING ACTIVITIES
Proceeds from issuance of shares	48,000	-
Proceeds from bank loan	435,635	392,367
Repayment of bank loan	(466,860)	-
Repayment of borrowings	(50,000)	(11,682)
Repayments to shareholders	-	(150,000)
Debt due to third parties	220,780	5,402
Convertible debt due to shareholders	1,039,251	1,063,670
Net cash provided by financing activities	1,226,806	1,299,757

Effect of exchange rate on cash	13,049	(105,796)

INCREASE (DECREASE) IN CASH	(3,319)	(122,098)

CASH AT BEGINNING OF PERIOD	6,173	128,271

CASH AT END OF PERIOD	$2,854	$6,173

Cash paid for interest and income taxes	-	-

NON CASH INVESTING AND FINANCING:
Shares issued for conversion of notes and accrued interest	-	4,297,480
Contributed capital by shareholders' forgiveness of accrued expenses and debt	98,262	513,484
Accrued salaries converted to debt	50,509	-

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit

Balance at December 31, 2012	101,469,293	$10,147	$7,557,147	$34,440	$(14,736,143)	$(7,134,409)
Net loss for the period ended December 31, 2013					(1,250,163)	(1,250,163)
Shares issued for services rendered	1,914,286	191	67,829			68,020
Beneficial conversion feature interest expenses	40,142,313	4,016	4,293,464			4,297,480
Contributed capital by shareholders' forgiveness of accrued expenses and debt			513,484			513,484
Foreign currency exchange adjustment				(105,796)		(105,796)

Balance at December 31, 2013	143,525,892	$14,354	$12,431,924	$(71,356)	$(15,986,306)	$(3,611,384)
Net loss for the period Ended December 31, 2014					(1,678,984)	(1,678,984)
Shares issued for cash	100,000	10	47,990			48,000
Beneficial conversion feature interest expenses			24,911			24,911
Contributed capital by shareholders' forgiveness of accrued expenses and debt			98,262			98,262
Foreign currency exchange adjustment				150,344		150,344
Balance at December 31, 2014	143,625,892	$14,364	$12,603,087	$78,988	$(17,665,290)	$(4,968,851)

The accompanying notes are an integral part of these consolidated financial statements.

SWISSINSO HOLDING INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

NOTE 2 - Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund its business plan and ultimately to attain profitable operations through the generation of revenues from the sale of products and technologies. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company has funded its initial operations by way of entering into a private placement offering and borrowings from its Chief Executive Officer and other stockholders.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - Significant Accounting Policies

Accounting Basis

These consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the historical financial information of SwissINSO SA from inception to December 31, 2014. Intercompany transactions and balances have been eliminated.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company’s international subsidiary have been translated into United States dollars by translating balance sheet accounts at year end and period end exchange rates except for non-current assets which are translated at historical exchange rates, and statement of operations accounts at average exchange rates for the periods. Foreign currency translation gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated Other Comprehensive Income. The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Income, was $150,344 and $(105,796) for the years ended December 31, 2014 and 2013, respectively.

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

Financial Instruments

The Company's financial instruments consist of notes payable to third parties. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments and that their fair values approximate their carrying values.

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

Net Loss Per Share

Basic net loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. The Company has issued convertible notes with warrants which are potentially dilutive common shares. For the periods presented, this calculation proved to be anti-dilutive. As a result, the basic net loss per share is the same as diluted net loss per share for the years ended December 31, 2014 and 2013.

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

Development Stage Entity

The Company has limited operations and is considered to be in the development stage. In the year ended December 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

NOTE 4 - Property and Equipment

Property and equipment at December 31, 2014 and 2013 at cost, consisted of the following:

	2014	2013
Furniture	$84,618	$84,618
Computer equipment	102,818	102,818
	187,436	187,436
Less accumulated depreciation	(187,436)	(187,436)
	$-0-	$-0-

Depreciation expense on property and equipment for the years ended December 31, 2014 and 2013 was $-0- and $-0-.

NOTE 5 - Notes Payable

The Company issued a $250,000 promissory note in January 2010 to an independent third party bearing interest at 9% per annum repayable once the Company raised $6,000,000 through the sale of securities. The note remains outstanding. The Company’s subsidiary also borrowed monies from former executive officers and directors and a shareholder of the Company in prior years. As of December 31, 2013 and 2014, the balance due to such persons was $533,332 and $721,452. $546,276 of such loans bear interest at 9% per annum, and the balance of such loans are non-interest bearing. All of such loans remain outstanding.

During 2013 and 2014, the Company’s subsidiary borrowed monies from current executive officers and directors and another shareholder of the Company to meet the working capital needs of the Company’s subsidiary. The balance due to related parties as at December 31, 2013 and December 31, 2014 was $719,697 and $1,740,641 respectively. These loans are non-interest bearing and remain outstanding.

NOTE 6 - Convertible Notes with Warrants

The Company received subscriptions of $6,035,000 from the sale of 9% Secured Convertible Notes with Warrants issued in a private placement. A total of 12,070,000 Warrants were issued. All of such Notes were converted into shares of common stock at a conversion price of $0.50 per share during 2011, 2012 and 2013. The 12,070,000 Warrants were exercisable for an equivalent number of shares at an exercise price of $1.00 per share within five years of issuance date. The Company will issue common stock from authorized shares to Warrant holders upon the exercise of the Warrants. As of December 31, 2014, 2,900,000 Warrants had expired unexercised, and no Warrants have been exercised. As of the end of the first quarter of 2015, an additional 8,270,000 Warrants expired unexercised. The remaining 900,000 Warrants expire on September 15, 2015 (500,000 Warrants) and December 8, 2010 (400,000 Warrants) and have an exercise price of $1.00, a weighted average exercise price of $1.00 and no intrinsic value.

As of the issuance date of the Notes, the Company concluded that the Warrants were derivatives under ASC 815. As of December 31, 2013, the Company concluded that the Warrants were no longer derivatives and reduced the liability from $480,659 at December 31, 2012 to $-0- at December 31, 2013, resulting in a gain of $480,659 for the year ended December 31, 2013.

NOTE 7 - Capital Stock

During 2014, the Company sold 100,000 shares of its common stock to an individual at a price of $0.48 per share.

NOTE 8 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2014 and December 31, 2013 are as follows:

	2014
	SWISSINSO SA	HOLDING	CONSOLIDATED
Accumulated net operating loss	$(6,132,232)	$(10,497,003)	(16,629,235)
Effective income tax rate	7.8%	34%	41.8%
Deferred tax asset	(478,314)	(3,568,981)	(6,951,020)
Less valuation allowance	478,314	3,568,981	6,951,020
Net deferred tax asset	$-0-	$-0-	$-0-

	2013
	SWISSINSO SA	HOLDING	CONSOLIDATED
Accumulated net operating loss	$(6,187,411)	(8,910,442)	(15,097,853)
Effective income tax rate	7.8%	34%	41.8%
Deferred tax asset	(482,618)	(3,029,550)	(6,310,903)
Less valuation allowance	482,618	3,029,550	6,310,903
Net deferred tax asset	$-0-	$-0-	$-0-

Through December 31, 2014, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses. At December 31, 2014, the Company had $17,665,290 of net accumulated operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2027. Internal Revenue Code Section 382 restricts the ability to use these carryforwards whenever an ownership change occurs. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended December 31, 2014 and 2013 are as follows:

Federal statutory income tax rate	34.0%
State tax net of federal benefit	0.0%
Benefit from lower foreign income tax rate	7.8%
41.8%
Increase in valuation allowance	(41.8)%
Effective tax rate	0.0%

NOTE 9 - Related Party Transactions

At December 31, 2014, the Company was indebted to InsOglass Holding SA, a business organization controlled by the Company’s Chief Executive Officer (“InsOglass”) for $1,248,296 of loans made by such entity to the Company during 2013 ($228,001) and 2014 ($1,020,295) to meet the working capital needs of the Company and its subsidiary. Such loans are interest-free and are secured by certain assets of the Company’s subsidiary and are convertible, at the option of InsOglass, into shares of common stock of the Company at a conversion rate of $0.035 per share. The Company has recognized a beneficial conversion feature in APIC in the amount of $24,911 related to these borrowings.

The Company is also indebted to Salim Shaikh Ismail, the holder of 13,858,633 shares, or 9.65%, of our Common Stock, for $491,696 of loans made by him to the Company during 2013 to meet the working capital needs of the Company and its subsidiary. Such loans are unsecured, are due on demand and do not bear interest.

NOTE 10 - Lease

The Company rents office space in New York pursuant to a monthly agreement with Regus. The rental cost for the period from the commencement of the lease through December 31, 2014 was $3,437. SwissINSO rents office space pursuant to a monthly property rental agreement with Fondation Scientifique EPFL, Lausanne, Switzerland that can be renewed monthly. The rental cost for the period ended December 31, 2014 totaled $12,000, as compared to $63,812 for 2013.

NOTE 11 - Concentrations of Risks

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). Up to December 31, 2014 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. SwissINSO maintains its cash with sound international banking institutions.

NOTE 12 - Commitments and Deferred Income

Under an agreement for the acquisition of industrial technology with EPFL, a Lausanne, Switzerland research university that specializes in physical sciences and engineering, the Company through its subsidiary was committed at December 31, 2014 and December 31, 2013 as follows:

	December 31
	2014	2013
Payments for acquisition of technology over a 4 year period	$46,820	$81,780

During the years ended December 31, 2014 and 2013, the Company’s subsidiary made payments to EPFL aggregating CHF 119,620 ($128,600) and CHF 100,000 ($111,000), respectively, as required under the agreement.

The Company entered into a joint venture agreement with Axama Consult AG on January 23, 2013 whereby the Company received $163,501 from Axama Consult AG as a participation fee. The Company subsequently cancelled the joint venture agreement and recorded the proceeds from the participation fee as deferred income pending an agreed settlement. The discussions in respect of such are ongoing.

NOTE 13 – Equity Compensation Plans

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

At December 31, 2014, there were 4,200,000 additional shares available for the Company to grant under the Plan. The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model.

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted average exercise price	Weighted average remaining contractual term	Average intrinsic value
Balance at December 31, 2012	5,500,000	$0.10	9.5	$-
Granted	-	$-	-	$-
Forfeited	-	-	-	-
Exercised	-	$-	-	$-
Expired	-	-	-	-
Balance at December 31, 2013	5,500,000	$0.10	8.5	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance at December 31, 2014	5,500,000	$0.10	7.5	$-
Exercisable at December 31, 2014	5,500,000	$0.10	7.5	$-

The weighted average fair value of the options granted at December 31, 2014 and December 31, 2013 was $0.01and $0.01, respectively. During 2014 and 2013, no options were exercised.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

NOTE 14 – Subsequent Events

During the first quarter of 2015, the Company’s subsidiary borrowed approximately $223,409 from InsOglass to meet the working capital needs of the Company and its subsidiary. The loans do not bear interest and are repayable on a to be agreed future date.

During the first quarter of 2015, the Company’s subsidiary made product development payments to EPFL aggregating $25,280 against the past due balance under the agreement between SwissINSO and EPFL for the acquisition of technology.

During 2015, the Company sold $55,000 of convertible promissory notes to five non-affiliated individuals. The notes bear interest at the rate of 5% per annum, mature on October 31, 2016 and are convertible at the option of the holders into shares of the Company’s Common Stock at a conversion price of $0.05 per share.

On June 30, 2015, the Company filed a Certificate of Amendment to its Certificate of Incorporation increasing the number of authorized shares of Common Stock from 200 Million to 300 Million.

