Form 10-Q
period 2015-03-31
SWISSINSO HOLDING INC.
filed 2016-02-01
CIK 1437395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-151909

SWISSINSO HOLDING INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	90-0620127
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

845 Third Avenue

6th Floor

New York, New York 10022

(Address of Principal Executive Offices)

(646) 290-5000

(Registrant’s Telephone Number, Including Area Code)

_____________________________________________________________________

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

As of January 29, 2016, there were outstanding 195,059,576 shares of Common Stock, par value $0.0001 per share.

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements.

SWISSINSO HOLDING INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS
Cash	$6,051	$2,854
Prepaid expenses	37,032	20,256
Other receivables	245,059	4,811
Total current assets	288,142	27,921

TOTAL ASSETS	$288,142	$27,921

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank loan	309,875	304,828
Accounts payable	1,094,905	993,307
Accrued expenses	277,728	351,264
Accrued payroll and benefits	511,275	509,319
Accounts payable due to related parties	-	225,000
Deferred income	153,428	150,961
Convertible loans from related parties	1,898,289	1,740,641
Loans from third parties	699,380	721,452
Total current liabilities	4,944,880	4,996,772

TOTAL LIABILITIES	$4,944,880	$4,996,772

STOCKHOLDERS' DEFICIT
Authorized: 10,000,000 preferred shares, $0.0001 par value; Issued and outstanding shares : 0	-	-
Authorized : 200,000,000 common shares, $0.0001 par value; Issued and outstanding shares : 143,625,892 and 143,625,892	14,364	14,364
Additional paid in capital	12,603,087	12,603,087
Deficit accumulated	(17,314,102)	(17,665,290)
Accumulated other comprehensive income	39,913	78,988
Total stockholders' deficit	(4,656,738)	(4,968,851)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$288,142	$27,921

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SWISSINSO HOLDING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
REVENUES	$5,143	$-

OPERATING EXPENSES
General and administrative	$254,807	$324,292
Total operating expense	254,807	324,292

OTHER INCOME
Interest income	-	1
Gain realized from expiry of warrant derivative	-	27,526
Exchange profit	14,923	-
Other income	2,087	-
Reimbursement of prior year expenses	606,070	-
Total other income	623,080	27,527

OTHER EXPENSES
Interest expense	22,227	5,230
Exchange loss (gain)	-	73
Total other expense	22,227	5,303

NET INCOME (LOSS)	$351,189	$(302,068)

Foreign currency (gain) loss	39,075	5,232

COMPREHENSIVE INCOME (LOSS)	312,114	(307,300)

Basic and diluted net income (loss) per share	$0.00	$(0.00)

Weighted average shares outstanding – Basic and diluted	143,625,892	143,525,892

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 SWISSINSO HOLDING INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Three Months Ended
	March 31
	2015	2014

NET INCOME (LOSS)	351,189	(302,068)

Change in operating activities	(351,152)	(113,963)
Net cash used in operating activities	37	(416,031)

FINANCING ACTIVITIES
Proceeds from bank loan	5,047	-
Proceeds from related party loans	3,069	450,402
Repayment of borrowings	-	(34,242)
Net cash provided by financing activities	8,116	416,160

Effect of exchange rate on cash	(4,956)	(5,232)

INCREASE (DECREASE) IN CASH	3,197	(5,103)

CASH AT BEGINNING OF PERIOD	2,854	6,173

CASH AT END OF PERIOD	$6,051	$1,070

CASH PAID FOR INTEREST AND INCOME TAXES	$-	$-

NON-CASH INVESTING AND FINANCING:
Related party payment of expenses	$48,524	$-
Reclassification of consulting fees	225,000	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SWISSINSO HOLDING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2015

NOTE 1 - Basis of presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

NOTE 3 – Related Party Transactions

The Company borrowed approximately $415,868 during the quarter ended March 31, 2015 from InsOglass Holding SA, a business organization controlled by the Company’s Chief Executive Officer (“InsOglass”). Of this amount, $412,799 represents payment of current period expenses, and $3,069 represents cash received by the Company. Offsetting this amount is $492,345 in reimbursements that were paid directly to InsOglass. The Company is indebted to InsOglass for $1,406,593 of loans made by such entity to the Company through March 31, 2015 to meet the working capital needs of the Company and its subsidiary. The balance outstanding is due on demand and non-interest bearing. Such loans are secured by certain assets of the Company’s subsidiary and are convertible, at the option of InsOglass, into shares of common stock of the Company at a conversion rate of $0.035 per share. A reclassification of consulting fees amounting to $225,000 has been done in the first quarter 2015. This amount represents indebtedness of the Company to InsOglass and is also convertible into shares of common stock of the Company.

The Company is indebted to Salim Shaikh Ismail, the holder of 13,858,633 shares of our Common Stock, or 9.66%, for $491,696 of loans made by him to the Company to meet the working capital needs of the Company and its subsidiary. Such loans are unsecured, are due on demand and do not bear interest.

NOTE 4 – Bank Loan

During the first quarter of 2015, the Company borrowed an additional $5,047 from Banque Cantonale de Fribourg with the personal guarantee of the Company’s Chief Executive Officer. The total outstanding amount due on this facility as of March 31, 2015 was $309,875.

NOTE 5 - Subsequent Events

During the second and third quarters of 2015, the Company’s subsidiary borrowed approximately $38,789 and $123,401, respectively, from InsOglass to meet the working capital needs of the Company and its subsidiary. These loans are non-interest bearing, and there is no specific repayment date applicable to them. In addition, during the second quarter of 2015, the Company borrowed $55,000 from five new investors. The loans bear interest at 5% and have a maturity date of 18 months from issue date.

During the third quarter of 2015, InsOglass converted loans aggregating $1,352,445 into 38,641,285 shares of the Company’s common stock, and Salim Shaikh Ismail converted loans aggregating $491,696 into 12,292,400 shares of the Company’s common stock.

During the fourth quarter of 2015, the Company issued 250,000 shares of its common stock to each of two investors for a purchase price of $25,000 each.

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

The following discussion and analysis of our financial condition and results of operations are based on the unaudited financial statements as of March 31, 2015 and 2014, all of which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations – Three months ended March 31, 2015 compared to three months ended March 31, 2014

During the three month period ended March 31, 2015, the Company generated its first revenues totaling $5,143 relating to the sale of Kromatix™ glass. During the quarter ended March 31, 2015, we incurred $254,807 of general and administrative expenses as we continued the development of the business of SwissINSO and $22,227 in interest charges related to a bridge loan received in September 2009 and short-term loans received during 2011, 2012, 2013, 2014 and the first quarter of 2015. However, as a result of receiving reimbursement of expenses relating to 2014 and totaling $606,070 from Emirates Insolaire, we had total other income of $623,080. In comparison, during the quarter ended March 31, 2014, we incurred $324,292 of general and administrative expenses as we continued the development of the business of SwissINSO and $5,230 in interest charges related to bridge loans received in September 2009, convertible notes and warrants sold in a private placement from December 2009 through December 2010 and short-term loans received during 2011, 2012, 2013 and the first quarter of 2014 and had total other income of $27,527.

During the quarter ended March 31, 2015, we had net income before foreign currency translation adjustments of $351,189, as compared to a net loss before foreign currency translation adjustments during the quarter ended March 31, 2014 of $302,068.

Liquidity and Capital Resources

As of March 31, 2015, we had a working capital deficit of $4,656,738 as compared with a working capital deficit at December 31, 2014 of $4,968,851. During the past twelve (12) months, we have incurred significant operating expenses, and we expect to incur additional, but less significant, operating expenses for overheads, research and development, sampling and certification, sales channel development, general and administrative expenses and debt payments during the next twelve (12) months.

During the three months ended March 31, 2015, the Company borrowed approximately $415,868 from InsOglass. Of this amount, $412,799 represents payment of current period expenses, and $3,069 represents cash received by the Company. Offsetting this amount is $492,345 in reimbursements that were paid directly to InsOglass. These loans were sufficient to enable the Company to meet the working capital needs of SwissINSO.

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

We realized net income before foreign currency translation adjustments during the three months ended March 31, 2015 of $351,189. Despite this positive result, which was primarily due to the reimbursement of prior year expenses, there are significant financial challenges that continue to raise concern as to the ability of the Company to continue as a going concern. As discussed above, management plans include attempting to obtain additional capital from sales of securities and private borrowings and from the commercialization of the Kromatix™ business. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings.

None

Item 1A.  Risk Factors

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

During the quarter ended March 31, 2015, the Company’s subsidiary borrowed approximately $415,868 from InsOglass to meet the working capital needs of the Company’s subsidiary. Of this amount, $412,799 represents payment of current period expenses, and $3,069 represents cash received by the Company. Offsetting this amount is $492,345 in reimbursements that were paid directly to InsOglass. The loans do not bear interest and are repayable on a to be agreed future date.

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

SWISSINSO HOLDING INC

Date: January 29, 2016	By:	/s/ Rafic Hanbali
	Name:	Rafic Hanbali
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: January 29, 2016	By:	/s/ Clive D. Harbutt
	Name:	Clive D. Harbutt
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

