Form 10-Q
period 2015-06-30
SWISSINSO HOLDING INC.
filed 2016-05-16
CIK 1437395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-151909

SWISSINSO HOLDING INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	90-0620127
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Rue de Sebeillon 9b

1004 Lausanne

Switzerland

(Address of Principal Executive Offices)

(011) 41 21 625 20 01

(Registrant’s Telephone Number, Including Area Code)

845 Third Avenue, 6th Floor, New York, New York 10022

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

As of May 12, 2016, there were outstanding 195,059,576 shares of Common Stock, par value $0.0001 per share.

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements.

SWISSINSO HOLDING INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$6,245	$2,854
Prepaid expenses	46,378	20,256
Other receivables	289,002	4,811
Total current assets	341,625	27,921

TOTAL ASSETS	$341,625	$27,921

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank loan	$289,968	$304,828
Accounts payable	1,227,563	993,307
Accrued expenses	285,886	351,264
Accrued payroll and benefits	590,351	509,319
Accounts payable due to related parties	-	225,000
Deferred income	160,121	150,961
Convertible loans from related parties	1,921,810	1,740,641
Loans from third parties	772,253	721,452
Total current liabilities	5,247,952	4,996,772

TOTAL LIABILITIES	5,247,952	4,996,772

STOCKHOLDERS' DEFICIT
Stockholders' deficit:
Authorized: 10,000,000 preferred shares, $0.0001 par value Issued and outstanding shares : 0	-	-
Authorized: 300,000,000 common shares, $0.0001 par value Issued and outstanding shares: 143,625,892 and 143,525,892	14,364	14,364
Additional paid in capital	12,603,087	12,603,087
Accumulated deficit	(17,457,643)	(17,665,290)
Accumulated other comprehensive income (loss)	(66,135)	78,988
Total stockholders' deficit	(4,906,327)	(4,968,851)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$341,625	$27,921

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SWISSINSO HOLDING INC.

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

REVENUES	$37,056	$-	$42,199	$-
OPERATING EXPENSES
General and administrative	173,464	442,014	428,271	766,306
	173,464	442,014	428,271	766,306
OTHER INCOME
Interest income	-	-	-	1
Gain from abandonment of debts	-	81,700	-	109,226
Exchange profit	-	-	14,923	-
Other Income	(2,087)	-	-	-
Reimbursement of prior year expenses	35,064	-	641,134	-
	32,977	81,700	656,057	109,227
OTHER EXPENSES
Interest expense	23,163	4,591	45,390	9,821
Exchange loss (gain)	16,948	(73)	16,948	-
	40,111	4,518	62,338	9,821

NET INCOME (LOSS)	$(143,542)	$(364,832)	$207,647	$(666,900)

Foreign currency gain (loss)	(184,198)	68,148	(145,123)	62,916

COMPREHENSIVE INCOME (LOSS)	(327,740)	(296,684)	62,524	(603,984)
Basic and diluted net income (loss) per share	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding - Basic and diluted	143,625,892	143,607,003	143,625,892	143,566,223

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SWISSINSO HOLDING INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Six Months Ended June 30,
	2015	2014

NET INCOME (LOSS)	$207,647	$(666,900)

Change in Operating activities	(205,231)	(279,804)

Net cash provided by (used in) operating activities	2,416	(946,704)

FINANCING ACTIVITIES
Proceeds from bank loan	5,047	-
Payment on bank loan	(19,907)	(49,849)
Proceeds from third party loans	55,000	57,555
Proceeds from related party loans	3,069	871,878
Net cash provided by financing activities	43,209	879,584

Effect of exchange rate on cash	(42,234)	62,916

INCREASE (DECREASE) IN CASH	3,391	(4,204)

CASH AT BEGINNING OF PERIOD	2,854	6,173

CASH AT END OF PERIOD	$6,245	$1,969

CASH PAID FOR INTEREST AND INCOME TAXES	$-	$-

NON-CASH INVESTING AND FINANCING:
Related party payment of expenses	48,524	-
Reclassification of consulting fees	225,000	-
Subscription receivable	-	48,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SWISSINSO HOLDING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2015

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

NOTE 2 - Revenue Recognition

The Company generates revenue from from sales of its Kromatix™ glass sold to producers of solar panels. The Company recognizes revenue on four basic criteria which must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.

Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period that the related sales are taken into account.

NOTE 3 - Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund its business plan and ultimately to attain profitable operations through the generation of revenues from the sale of products and technologies. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company has funded its initial operations by way of entering into a private placement offering and obtaining loans primarily from related parties.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - Related Party Transactions

The Company borrowed approximately $436,110 during the six months ended June 30, 2015 from InsOglass Holding SA, a business organization controlled by the Company’s Chief Executive Officer (“InsOglass”). Of this amount, $433,041 represents payment of current period expenses, and $3,069 represents cash received by the Company. Offsetting this amount is $513,828 in reimbursements that were paid directly to InsOglass. The Company is indebted to InsOglass for $1,430,114 of loans made by such entity to the Company through June 30, 2015 to meet the working capital needs of the Company and its subsidiary. The balance outstanding is due on demand and non-interest bearing. Such loans are secured by certain assets of the Company’s subsidiary and are convertible, at the option of InsOglass, into shares of common stock of the Company at a conversion rate of $0.035 per share. A reclassification of consulting fees amounting to $225,000 has been recorded in the first quarter 2015. This amount represents indebtedness of the Company to InsOglass and is also convertible into shares of common stock of the Company.

The Company is indebted to Salim Shaikh Ismail, the holder of 13,858,633 shares of our Common Stock, or 9.66%, for $491,696 as at June 30, 2015 of loans made by him to the Company to meet the working capital needs of the Company and its subsidiary. Such loans are unsecured, are due on demand and do not bear interest.

NOTE 5 - Bank Loan

During the first half of 2015, the Company repaid a net amount of $14,860 to Banque Cantonale de Fribourg with the personal guarantee of the Company’s Chief Executive Officer. The total outstanding amount due on this facility as of June 30, 2015 was $289,968.

NOTE 6 - Promissory Notes

During the second quarter of 2015, the Company borrowed $55,000 from five new investors. The loans bear interest at 5% and have a maturity date of 18 months from issue date.

NOTE 7 - Subsequent Events

During the third and fourth quarters of 2015, the Company’s subsidiary borrowed approximately $123,401 and $37,998, respectively, from InsOglass to meet the working capital needs of the Company and its subsidiary. These loans are non-interest bearing, and there is no specific repayment date applicable to them.

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

The following discussion and analysis of our financial condition and results of operations are based on the unaudited financial statements as of June 30, 2015 and 2014, all of which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations – Three months ended June 30, 2015 compared to Three Months ended June 30, 2014

During the three month period ended June 30, 2015, the Company generated revenues totaling $37,056 relating to the sale of Kromatix™ glass. During the three months ended June 30, 2015, we incurred $173,464 of general and administrative expenses as we continued the development of the business of SwissINSO and $23,163 in interest charges related to a bridge loan received in September 2009 and short-term loans received during 2011, 2012, 2013, 2014 and the first six months of 2015. However, as a result of receiving reimbursement of expenses relating to 2014 and totaling $35,064 from Emirates Insolaire, we had total other income of $32,977.

In comparison, during the three months ended June 30, 2014, the Company generated no revenues but incurred $442,014 of general and administrative expenses as we continued the development of the business of SwissINSO and $4,591 in interest charges related to bridge loans received in September 2009, convertible notes and warrants sold in a private placement from December 2009 through December 2010 and short-term loans received during 2011, 2012, 2013 and the first six months of 2014 and, as a result of an $81,700 gain from abandonment of debt during the period, had total other income of $32,977.

During the three months ended June 30, 2015, we had a net loss before foreign currency translation adjustments of $143,542, as compared to a net loss before foreign currency translation adjustments during the three months ended June 30, 2014 of $364,832.

Results of Operations – Six months ended June 30, 2015 compared to Six Months ended June 30, 2014

During the six month period ended June 30, 2015, the Company generated revenues totaling $42,199 relating to the sale of Kromatix™ glass. During the six months ended June 30, 2015, we incurred $428,271 of general and administrative expenses as we continued the development of the business of SwissINSO and $45,390 in interest charges related to a bridge loan received in September 2009 and short-term loans received during 2011, 2012, 2013, 2014 and the first six months of 2015. However, as a result of receiving reimbursement of expenses relating to 2014 and totaling $641,134 from Emirates Insolaire, we had total other income of $656,057.

In comparison, during the six months ended June 30, 2014, the Company generated no revenues, but incurred $766,306 of general and administrative expenses as we continued the development of the business of SwissINSO and $9,821 in interest charges related to bridge loans received in September 2009, convertible notes and warrants sold in a private placement from December 2009 through December 2010 and short-term loans received during 2011, 2012, 2013 and the first six months of 2014 and, as a result of a $109,226 gain from abandonment of debt during the period, had total other income of $109,227.

During the six months ended June 30, 2015, we had net income before foreign currency translation adjustments of $207,647, as compared to a net loss before foreign currency translation adjustments during the six months ended June 30, 2014 of $666,900.

Liquidity and Capital Resources

As of June 30, 2015, we had a working capital deficit of $4,906,327 as compared with a working capital deficit at December 31, 2014 of $4,968,851. During the past twelve (12) months, we have incurred significant operating expenses, and we expect to incur additional, but less significant, operating expenses for overheads, research and development, sampling and certification, sales channel development, general and administrative expenses and debt payments during the next twelve (12) months.

During the six months ended June 30, 2015, the Company borrowed approximately $436,110 from InsOglass. Of this amount, $433,041 represents payment of current period expenses, and $3,069 represents cash received by the Company. Offsetting this amount is $513,828 in reimbursements that were paid directly to InsOglass. These loans were sufficient to enable the Company to meet the working capital needs of SwissINSO.

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

We realized net income before foreign currency translation adjustments during the six months ended June 30, 2015 of $207,647. Despite this positive result, which was primarily due to the reimbursement of prior year expenses, there are significant financial challenges that continue to raise concern as to the ability of the Company to continue as a going concern. As discussed above, management plans include attempting to obtain additional capital from sales of securities and private borrowings and from the commercialization of the Kromatix™ business. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective:

-	to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and

-	to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 1A.  Risk Factors.

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Between April 20, 2015 and April 28, 2015, the Company issued Convertible Promissory Notes aggregating $55,000 to five individuals. Such notes bear interest at 5% per annum, are due on October 31, 2016 and are convertible, at the option of the holder, into shares of common stock of the Company at a conversion rate of $0.05 per share. Such securities were issued under Section 4(2) of the Securities Act of 1933, as amended, and Regulations D and S promulgated by the Securities and Exchange Commission thereunder.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

During the quarter ended June 30, 2015, the Company’s subsidiary borrowed approximately $436,110 from InsOglass to meet the working capital needs of the Company’s subsidiary. Of this amount, $433,041 represents payment of current period expenses, and $3,069 represents cash received by the Company. Offsetting this amount is $513,828 in reimbursements that were paid directly to InsOglass. The loans do not bear interest and are repayable on a to be agreed future date.

On June 30, 2015, the Company filed a Certificate of Amendment of its Certificate of Incorporation with the Secretary of State of the State of Delaware increasing the authorized number of shares of common stock from 200 Million to 300 Million.

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

SWISSINSO HOLDING INC.

Date: May 12, 2016	By:	/s/ Rafic Hanbali
	Name:	Rafic Hanbali
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2016	By:	/s/ Clive D. Harbutt
	Name:	Clive D. Harbutt
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

